Form 10-Q
period 2019-06-30
ProSight Global, Inc.
filed 2019-08-08
CIK 1634038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38996

ProSight Global, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35‑2405664

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

412 Mt. Kemble Avenue

Suite 300

 Morristown,  NJ 07960

(973) 532-1900

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	PROS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☐    No    ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐  No  ☒.

There were 42,999,027 shares of Common Stock ($0.01 par value) outstanding as of August 8, 2019.

PROSIGHT GLOBAL, INC.

ProSight Global, Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands except share amounts)	2019	2018
Assets		(As restated)
Investments:
Fixed income securities, available-for-sale at fair value (amortized cost $1,855,160 in 2019 and $1,729,755 in 2018)	$1,883,989	$1,693,382
Commercial levered loans at amortized cost (fair value $16,168 in 2019 and $15,858 in 2018)	16,549	16,915
Limited partnerships and limited liability companies at fair value (cost $58,387 in 2019 and $51,903 in 2018)	62,351	53,432
Short-term investments	49,824	36,661
Total investments	2,012,713	1,800,390
Cash and cash equivalents	34,241	22,279
Restricted cash	8,929	7,621
Accrued investment income	13,314	12,279
Premiums and other receivables, net	196,128	200,347
Receivable from reinsurers on paid losses	9,927	12,428
Reinsurance receivable on unpaid losses	210,021	185,295
Deferred policy acquisition costs	101,740	93,613
Prepaid reinsurance premiums	59,218	44,626
Net deferred income taxes	13,724	33,239
Goodwill and net intangible assets	29,204	29,219
Fixed assets and capitalized software, net	38,145	39,001
Funds withheld related to sale of affiliate	19,534	19,397
Other assets	33,328	57,653
Assets of discontinued operations	19,278	19,719
Total assets	$2,799,444	$2,577,106

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$1,483,660	$1,396,812
Reserve for unearned premiums	472,907	435,933
Ceded reinsurance payable	15,987	13,281
Notes payable, net of debt issuance costs	182,517	182,355
Funds held under reinsurance agreements	72,362	63,165
Other liabilities	91,293	73,474
Liabilities of discontinued operations	21,768	22,256
Total liabilities	2,340,494	2,187,276

Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 38,864,289 shares issued and 38,851,369 shares outstanding	389	389
Paid-in capital	603,163	607,260
Accumulated other comprehensive income (loss)	28,844	(22,315)
Retained deficit	(173,246)	(195,304)
Treasury shares - at cost (12,920 shares)	(200)	(200)
Total stockholders’ equity	458,950	389,830
Total liabilities and stockholders’ equity	$2,799,444	$2,577,106

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands except per share amounts)	2019	2018	2019	2018
Gross written premiums	$235,032	$222,555	$490,870	$471,975
Net premiums earned	202,480	183,123	398,088	350,579
Net investment income	17,398	15,548	34,556	29,257
Realized investment gains, net	137	686	250	399
Other income	97	168	190	336
Total revenues	220,112	199,525	433,084	380,571

Expenses:
Net losses and loss adjustment expenses incurred	127,115	109,933	245,448	211,787
Policy acquisition expenses	45,533	43,253	92,106	81,624
General and administrative expenses	26,028	24,880	53,222	50,102
Interest expense	3,147	3,084	6,509	6,115
Other expense	7,170	—	7,170	—
Total expenses	208,993	181,150	404,455	349,628
Income from continuing operations before income taxes	11,119	18,375	28,629	30,943

Income tax provision:
Current	82	(397)	223	(404)
Deferred	2,341	4,120	6,015	6,685
Total income tax expense	2,423	3,723	6,238	6,281
Net income from continuing operations	8,696	14,652	22,391	24,662

Discontinued operations:
Net (loss) income from discontinued operations	(78)	(198)	(333)	587

Net income	$8,618	$14,454	$22,058	$25,249

Earnings per share – basic:
Net income from continuing operations	$0.22	$0.38	$0.58	$0.64
Net income	$0.22	$0.37	$0.57	$0.66

Earnings per share – diluted:
Net income from continuing operations	$0.22	$0.37	$0.57	$0.63
Net income	$0.22	$0.36	$0.56	$0.64

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2019	2018	2019	2018
Net income	$8,618	$14,454	$22,058	$25,249

Other comprehensive income (loss), net of taxes:
Change in unrealized holding gains (losses) on securities, net of deferred tax expense (benefit) of $6,206 and $13,447 in 2019 and $(2,769) and $(8,425) in 2018	23,624	(10,499)	51,186	(31,606)
Less: reclassification adjustment for gains included in net income, net of tax (benefit) expense of $(28) and $(52) in 2019 and $45 and $(109) in 2018	217	731	27	1,083
Other comprehensive income (loss)	23,407	(11,230)	51,159	(32,689)
Comprehensive income (loss)	$32,025	$3,224	$73,217	$(7,440)

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
	Preferred	Common	Paid-In	Other Comprehensive	Retained	Treasury
($ in thousands)	Stock	Stock	Capital	Income (Loss)	Deficit	Shares	Total
December 31, 2017 (As restated)	$—	$387	$606,346	$19,297	$(249,847)	$(200)	$375,983
Stock based employee compensation plan	—	—	238	—	—	—	238
Net unrealized loss on investment securities, net of deferred tax benefit of $(5,502)	—	—	—	(21,459)	—	—	(21,459)
Net income	—	—	—	—	10,795	—	10,795
March 31, 2018	$—	$387	$606,584	$(2,162)	$(239,052)	$(200)	$365,557
Stock based employee compensation plan	—	—	160	—	—	—	160
Net unrealized loss on investment securities, net of deferred tax benefit of $(2,814)	—	—	—	(11,230)	—	—	(11,230)
Net income	—	—	—	—	14,454	—	14,454
June 30, 2018	$—	$387	$606,744	$(13,392)	$(224,598)	$(200)	$368,941

December 31, 2018 (As restated)	$—	$389	$607,260	$(22,315)	$(195,304)	$(200)	$389,830
Stock based employee compensation plan	—	—	77	—	—	—	77
Net unrealized gain on investment securities, net of deferred tax expense of $7,265	—	—	—	27,752	—	—	27,752
Equity distribution	—	—	(4,174)	—	—	—	(4,174)
Net income	—	—	—	—	13,440	—	13,440
March 31, 2019	$—	$389	$603,163	$5,437	$(181,864)	$(200)	$426,925
Net unrealized gain on investment securities, net of deferred tax expense of $6,234	—	—	—	23,407	—	—	23,407
Net income	—	—	—	—	8,618	—	8,618
June 30, 2019	$—	$389	$603,163	$28,844	$(173,246)	$(200)	$458,950

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
($ in thousands)	2019	2018
Operating activities
Net income from continuing operations	$22,391	$24,662
Net (loss) income from discontinued operations	(333)	587
Net income	22,058	25,249

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred taxes	6,015	6,685
Net realized investment gains	(250)	(399)
Net limited partnerships gains	(2,449)	(2,825)
Net accretion from bonds and commercial loans	(2,227)	(2,080)
Depreciation and amortization	4,131	3,368
Amortization of debt issuance costs	162	169
Stock based compensation	77	398

Changes in:
Premiums and other receivables	4,219	(60,746)
Receivable from reinsurers on paid losses and reinsurance receivable on unpaid losses	(22,225)	(6,141)
Ceded reinsurance payable	2,706	24,185
Accrued investment income	(1,035)	(3,643)
Deferred policy acquisition costs	(8,127)	(35,010)
Prepaid reinsurance premiums	(14,592)	58,366
Reserve for unpaid losses and loss adjustment expenses	86,848	68,684
Reserve for unearned premiums	36,974	80,474
Funds withheld related to sale of affiliate	(137)	(85)
Funds held under reinsurance agreements	9,197	(43,061)
Other assets	20,149	8,757
Other liabilities	17,819	8,703
Total adjustments	137,255	105,799
Net cash provided by operating activities – continuing operations	159,646	130,461
Net cash (used in) provided by operating activities – discontinued operations	(305)	2,986
Net cash provided by operating activities	159,341	133,447

Investing activities
Purchases of available-for-sale fixed income securities	(221,287)	(201,987)
Sales of available-for-sale fixed income securities	32,791	73,779
Redemptions of available-for-sale fixed income securities	64,310	46,330
Purchases of commercial levered loans	—	(2,612)
Redemptions of commercial levered loans	350	8,346
Purchases of limited partnerships	(8,244)	(27,049)
Distributions and redemptions from limited partnerships	1,775	2,080
Purchases of short-term investments	(241,574)	(80,868)
Sales of short-term investments	228,765	28,615
Acquisition of fixed assets and capitalized software	(3,260)	(4,607)
Net cash used in investing activities - continuing operations	(146,374)	(157,973)
Net cash (used in) provided by investing activities - discontinued operations	(320)	2,031
Net cash used in investing activities	(146,694)	(155,942)

Financing activities
Net cash provided by financing activities	—	—
Net change in cash and cash equivalents	12,647	(22,495)
Cash, cash equivalents and restricted cash at beginning of year - continuing operations	29,900	77,872
Cash, cash equivalents and restricted cash at beginning of year - discontinued operations	1,034	1,322
Less: cash, cash equivalents and restricted cash at end of period - discontinued operations	(411)	(6,318)
Cash, cash equivalents and restricted cash at end of period - continuing operations	$43,170	$50,381

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

1. Basis of Reporting

The accompanying unaudited interim consolidated financial statements of ProSight Global, Inc. (the Company) have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2018, included in the Company’s final prospectus filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act) on July 25, 2019 (the Prospectus). In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.

Reorganization

The Company was incorporated in Delaware in 2010.  Prior to July 25, 2019, the Company was a wholly-owned subsidiary of ProSight Global Holdings Limited (PGHL), a Bermuda holding company.  Effective July 25, 2019, prior to the completion of the Company’s initial public offering (IPO), PGHL merged with and into the Company, with the Company surviving the merger (the merger). The prior holders of PGHL’s equity interests then outstanding received, as merger consideration, the right to receive 6.46 shares of the Company’s common stock for each such outstanding PGHL equity interest. The total merger consideration was 38,851,369 shares of the Company’s common stock, which then comprised 100% of the shares of the Company’s outstanding common stock.

As a result of the merger, the assets and liabilities of the Company include, effective July 25, 2019, the assets and liabilities of PGHL. In addition, on July 24, 2019, in connection with the merger, the Company’s duly adopted amended and restated certificate of incorporation (the Certificate of Incorporation) became effective, providing for, among other things, the authorization of 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. All share and per share amounts in the unaudited interim consolidated financial statements and related notes have been restated for all historical periods presented to give effect to the merger and related conversion of shares, including reclassifying an amount equal to the change in value of common stock to additional paid-in capital, as well as the effectiveness of the Certificate of Incorporation.

Prior to the merger, PGHL’s subsidiaries ProSight Specialty International Holdings Limited (PSIH) and ProSight Specialty European Holdings Limited (PSEH) were merged with and into the Company, effective February 5, 2019.  Additionally, effective February 5, 2019, ProSight Specialty Bermuda Limited (PSBL) became a wholly owned subsidiary of the Company. Prior to February 5, 2019, PSBL was a wholly owned subsidiary of PSEH.

Use of Estimates

The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statement balances, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management periodically reviews its estimates and assumptions.

2. Recently Adopted Accounting Standards

No Accounting Standards Updates (ASU) have been adopted during the six months ended June 30, 2019.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Accounting Guidance Not Yet Adopted

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-01, Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance: (i) requires equity investments to be measured at fair value with changes in fair value recognized in earnings; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale (AFS) security should be evaluated with other deferred tax assets. The Company shall apply ASU 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU 2016-01 is effective for public entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. For the Company, ASU 2016-01 is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2016-01 on its financial condition and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to improve the financial reporting of leasing transactions. Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. ASU 2016-02 requires the application of a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016-02 is effective for public entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. For the Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company is currently evaluating ASU 2016-02, and does not expect a material impact on its financial condition or results of operations from the adoption of this guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, trade receivables, and reinsurance receivables. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance. The valuation allowance is a measurement of expected losses that is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This methodology is referred to as the current expected credit loss model. ASU 2016-13 is effective for public entities annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. For the Company, ASU 2016-13 is effective for annual periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2016-13 on its financial condition and results of operations.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

In October 2016, the FASB issued ASU 2016-16, Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for public entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted.  For the Company, ASU 2016-16 is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019.  The Company is currently evaluating ASU 2016-16 and does not expect a material impact on its financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. This update shall be applied retrospectively and is effective for all entities annual and interim periods beginning after December 15, 2019, with early adoption permitted. As the requirements of this literature are disclosure only, ASU 2018-13 will not impact the Company’s financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 provides the option to apply prospectively to costs for activities performed on or after the date that the entity first adopts or retrospectively in accordance with guidance on accounting changes. ASU 2018-15 is effective for public entities for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. For the Company, ASU 2018-15 is effective for annual periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of this guidance on its financial condition or results of operations.

3. Supplemental Cash Flow

Supplemental cash flow information for the six months ended June 30, 2019 and 2018, is as follows:

	Six Months Ended June 30
($ in thousands)	2019	2018
Cash paid during the period for:
Interest	$6,566	$6,105

4. Discontinued Operations

In March 2017, the Company announced its exit from the U.K. insurance market. The financial results and subsequent expenses directly attributable to U.K. operations are included in the Company’s financial statements and classified within discontinued operations for all periods presented. Net loss for discontinued operations was $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively. Net loss for discontinued operations was $0.2 million and net income for discontinued operations was $0.6 million for the three and six months ended June 30, 2018, respectively.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

The following represents the carrying amounts of assets and liabilities associated with the exit from the insurance market in the U.K. reported as discontinued operations in its consolidated balance sheet:

	June 30,	December 31,
($ in thousands)	2019	2018
Assets
Total cash and investments	$10,250	$10,436
Other assets	9,028	9,283
Total assets	$19,278	$19,719

Liabilities
Unpaid losses and loss adjustment expenses	$13,917	$14,030
Other liabilities	7,851	8,226
Total liabilities	$21,768	$22,256

5. Investments

Fixed income securities may include U.S. Treasury securities, government agency securities, municipal debt obligations, residential mortgage backed securities (RMBS), commercial mortgage backed securities (CMBS), collateralized loan obligations (CLO), asset backed securities (ABS) and corporate debt securities.

(a) The gross unrealized gains and losses on AFS securities included in assets from continuing operations at June 30, 2019, are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Fixed income securities:
U.S. Treasury securities	$84,377	$901	$(191)	$85,087
Government agency securities	473	—	—	473
Corporate debt securities	1,300,218	21,985	(5,838)	1,316,365
Municipal debt obligations	8,274	217	—	8,491
ABS	86,573	1,212	(231)	87,554
CLO	173,538	212	(1,609)	172,141
CMBS	65,174	1,489	(102)	66,561
RMBS - non-agency	66,350	10,916	(118)	77,148
RMBS - agency	70,183	464	(478)	70,169
Total fixed income securities	$1,855,160	$37,396	$(8,567)	$1,883,989

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

The gross unrealized gains and losses on AFS securities included in assets from continuing operations at December 31, 2018, are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Fixed income securities:
U.S. Treasury securities	$92,219	$126	$(2,017)	$90,328
Corporate debt securities	1,231,352	1,216	(40,138)	1,192,430
Municipal debt obligations	6,238	—	(153)	6,085
ABS	82,603	1,095	(117)	83,581
CLO	161,421	160	(4,668)	156,913
CMBS	55,980	—	(2,137)	53,843
RMBS - non-agency	68,594	11,078	(121)	79,551
RMBS - agency	31,348	—	(697)	30,651
Total fixed income securities	$1,729,755	$13,675	$(50,048)	$1,693,382

(b) The following table summarizes all securities in an unrealized loss position at June 30, 2019, the fair value and gross unrealized loss by asset class and by length of time those securities have been in a loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
						Total
	Fair	Unrealized	Fair	Unrealized	Total	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
U.S. Treasury securities	$2,499	$(5)	$41,771	$(186)	$44,270	$(191)
Corporate debt securities	119,250	(1,646)	179,264	(4,192)	298,514	(5,838)
ABS	30,311	(208)	2,795	(23)	33,106	(231)
CLO	81,999	(552)	56,217	(1,057)	138,216	(1,609)
CMBS	1,000	—	9,611	(102)	10,611	(102)
RMBS - non-agency	1,104	(11)	2,703	(107)	3,807	(118)
RMBS - agency	12,456	(308)	5,490	(170)	17,946	(478)
Total	$248,619	$(2,730)	$297,851	$(5,837)	$546,470	$(8,567)

The following table summarizes all securities in an unrealized loss position at December 31, 2018, the fair value and gross unrealized loss by asset class and by length of time those securities have been in a loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
						Total
	Fair	Unrealized	Fair	Unrealized	Total	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
U.S. Treasury securities	$8,263	$(82)	$69,727	$(1,935)	$77,990	$(2,017)
Corporate debt securities	393,931	(10,241)	710,482	(29,897)	1,104,413	(40,138)
Municipal debt obligations	—	—	6,085	(153)	6,085	(153)
ABS	25,258	(61)	4,249	(56)	29,507	(117)
CLO	146,004	(4,668)	—	—	146,004	(4,668)
CMBS	—	—	53,843	(2,137)	53,843	(2,137)
RMBS - non-agency	529	(13)	2,449	(108)	2,978	(121)
RMBS - agency	27,150	(513)	3,502	(184)	30,652	(697)
Total	$601,135	$(15,578)	$850,337	$(34,470)	$1,451,472	$(50,048)

The Company was holding 412 and 708 fixed income securities that were in an unrealized loss position as of June 30, 2019 and December 31, 2018, respectively. The Company believes these unrealized losses are temporary, as they resulted from changes in market conditions, including interest rates or sector spreads, and are not considered to be credit

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

risk related. Other-than-temporary impairments (OTTI) charges are recognized as a realized loss to the extent that they are credit related, unless the Company has the intent to sell the security or it is more-likely-than not that the Company will be required to sell the security. In those circumstances, the security is written down to fair value with the entire amount of the write-down charged to earnings as a component of realized losses. The Company had no OTTI charges for the three and six months ended June 30, 2019 and 2018.

(c) The amortized cost and fair value of fixed income securities, which excludes the Company’s structured securities portfolio, at June 30, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$85,287	$85,352
Due after one through five years	724,384	731,504
Due after five through ten years	499,428	510,299
Due after ten years	84,243	83,261
	1,393,342	1,410,416
Structured securities:
ABS	86,573	87,554
CLO	173,538	172,141
CMBS	65,174	66,561
RMBS - non-agency	66,350	77,148
RMBS - agency	70,183	70,169
Total	$1,855,160	$1,883,989

The Company did not have any non-income producing fixed income investments as of June 30, 2019 and December 31, 2018, respectively.

(d) The Company elected to account for its investments in limited partnerships and limited liability companies of $62.4 million and $53.4 million at June 30, 2019 and December 31, 2018, respectively, at fair value. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income. The largest investment within the portfolio is the PIMCO Tactical Opportunities fund, which is carried at $32.0 million at June 30, 2019.

The carrying values used for investment in limited partnerships and limited liability companies generally are established on the basis of the valuations provided monthly or quarterly by the managers of such investments. These valuations are determined based upon the valuation criteria established by the governing documents of such investments or utilized in the normal course of such manager’s business, which are reflective of fair value. Such valuations may differ significantly from the values that would have been used had available markets for these investments existed and the differences could be material.

The Company’s strategies for its investments in limited partnerships and limited liability companies include investment funds that employ diverse and fundamentally driven approaches to investing which include effective risk management, hedging strategies and leverage. The portfolio of investments in limited partnerships and limited liability companies consists of common stocks, real estate assets, options, swaps, derivative instruments and other structured products.

The limited partnerships and limited liability companies in which the Company invests sometimes impose limitations on the timing of withdrawals from the funds. The Company’s inability to withdraw its investment quickly from a particular limited partnership or a limited liability company that is performing poorly could result in losses and may

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

affect liquidity. All of the Company’s limited partnerships and limited liability companies have timing limitations. Most limited partnerships and limited liability companies require a 90-day notice period in order to withdraw funds. Some limited partnerships and limited liability companies may require a withdrawal only at the end of their fiscal year. The Company may also be subject to withdrawal fees in the event the limited partnerships and limited liability companies is sold within a minimum holding period, which may be up to one year. Many limited partnerships and limited liability companies have invoked gated provisions that allow the fund to disperse redemption proceeds to investors over an extended period. The Company is subject to such restrictions, which may delay the receipt of proceeds from limited partnerships and limited liability companies.

(e) The Company invests in commercial levered loans, which are private placements. Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for loan losses. Interest on loans is calculated using the simple interest method on the daily principal amount outstanding. The allowance for loan losses related to impaired loans is determined based on the difference of the carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price. There was no allowance for loan losses at June 30, 2019 and December 31, 2018, respectively.

(f) Proceeds from sales and redemptions in AFS securities totaled $53.7 million and $57.1 million for the three months ended June 30, 2019 and 2018, respectively. Proceeds from sales and redemptions in AFS securities totaled $97.1 million and $120.1 million for the six months ended June 30, 2019 and 2018, respectively. Gross realized gains from sales and redemptions in AFS securities totaled $0.4 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. Gross realized losses from sales and redemptions of AFS investments totaled $0.3 million and an insignificant amount for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million for the six months ended June 30, 2019 and 2018.

(g) Net investment income included in net income from continuing operations in the consolidated statements of operations from each major category of investments for the three and six months ended June 30, 2019 and 2018, is as follows:

($ in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Fixed income securities	$16,531	$14,016	$32,650	$26,408
Commercial levered loans	159	301	378	665
Net limited partnerships gains	1,143	1,563	2,394	2,825
Other	92	6	181	23
Gross investment income	17,925	15,886	35,603	29,921
Less: expenses	527	338	1,047	664
Net investment income	$17,398	$15,548	$34,556	$29,257

(h) Included in investments at June 30, 2019 and December 31, 2018, are securities required to be held by the Company (or those that are on deposit) with various regulatory authorities as required by law with a fair value of $211.2 million and $188.6 million, respectively. Fair value and carrying value of assets in the amount of $358.4 million and $347.4 million, respectively, were on deposit in collateral agreements at June 30, 2019. Fair value and carrying value of assets in the amount of $358.5 million and $368.0 million, respectively, were on deposit in collateral agreements at December 31, 2018.

(i) The investment portfolio has exposure to market risks, which include the effect of adverse changes in interest rates, credit quality, limited partnership value and illiquid securities including commercial loans and RMBS values on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Risks from investments in limited partnerships and limited liability companies and illiquid securities risks include the potential loss from the diminution in the value of

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

the underlying investment of the limited partnerships and limited liability companies and the potential loss from changes in the fair value of commercial loans and RMBS.

6. Fair Value Measurements

The Company has established a framework for valuing financial assets and financial liabilities. The framework is based on a hierarchy of inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The standard describes three levels of inputs that may be used to measure fair value and categorize the assets and liabilities within the hierarchy:

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These prices generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available.

As of June 30, 2019 and December 31, 2018, the Company does not hold any Level 1 securities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, nonbinding quotes in markets that are not active for identical or similar assets and other market observable inputs (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.).

The Company’s Level 2 assets include U.S. Treasury securities, government agency securities, municipal debt obligations, RMBS, CMBS, CLO, ABS and corporate debt securities.

The Company generally obtains valuations from third-party pricing services and/or security dealers for identical or comparable assets or liabilities by obtaining nonbinding broker quotes (when pricing service information is not available) in order to determine an estimate of fair value. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third-party market participant would be willing to pay in an arm’s-length transaction.

Level 3 – Fair value is based on at least one or more significant unobservable inputs that are supported by little or no market activity for the asset. These inputs reflect the Company’s understanding about the assumptions market participants would use in pricing the asset or liability.

The Company’s Level 3 assets include its investments in corporate debt securities and commercial levered loans as they are illiquid and trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments. Commercial levered loans are also not considered within the Level 3 tabular disclosure, because they are in the “held for investment” category and are also not measured at fair value on a recurring basis.

The corporate debt securities classified under Level 3 in the fair value hierarchy are provided to the Company by an independent valuation service provider which use both observable and unobservable inputs in the calculation of fair value. Unobservable inputs, significant to the measurement and valuation of the corporate debt securities are assumptions about prepayment speed, default rates and reinvestment parameters. Significant changes to any of these inputs, or combination of inputs, could significantly change the fair value measurement for these securities when using the income approach.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

The primary pricing sources for the Company’s investments in commercial levered loans are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on nonbinding quotes from brokers or other market makers.

The following are the major categories of assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2019
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities:
U.S. Treasury securities	$—	$85,087	$—	$85,087
Government agency securities	—	473	—	473
Corporate debt securities	—	1,188,347	128,018	1,316,365
Municipal debt obligations	—	8,491	—	8,491
ABS	—	87,554	—	87,554
CLO	—	172,141	—	172,141
CMBS	—	66,561	—	66,561
RMBS - non agency	—	77,148	—	77,148
RMBS - agency	—	70,169	—	70,169
Total fixed income securities	$—	$1,755,971	$128,018	1,883,989

Investments measured at net asset value:
Limited partnerships and limited liability companies				62,351
Total assets at fair value				$1,946,340

	December 31, 2018
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities:
U.S. Treasury securities	$—	$90,328	$—	$90,328
Corporate debt securities	—	1,065,933	126,497	1,192,430
Municipal debt obligations	—	6,085	—	6,085
ABS	—	83,581	—	83,581
CLO	—	156,913	—	156,913
CMBS	—	53,843	—	53,843
RMBS - non agency	—	79,551	—	79,551
RMBS - agency	—	30,651	—	30,651
Total fixed income securities	$—	$1,566,885	$126,497	1,693,382

Investments measured at net asset value:
Limited partnerships and limited liability companies				53,432
Total assets at fair value				$1,746,814

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

There were no transfers between Levels 1 and 2 for the six months ended June 30, 2019 and the year ended December 31, 2018.

In 2018, securities in the amount of $126.5 million were transferred from Level 2 into Level 3 as it was determined that these securities trade in inactive markets.

Management believes that the use of the fair value option as specified in Accounting Standards Codification No. 825, Financial Instruments (ASC 825) to record limited partnerships and limited liability companies is consistent with its objective for such investments. As such, the entire limited partnership portfolio of $62.4 million and $53.4 million as of June 30, 2019 and December 31, 2018, respectively and was recorded using net asset value, which the Company has determined to be the best indicator of fair value for these investments.

The following tables disclose the carrying value and fair value of financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$16,549	$16,168	$—	$—	$16,168

Liabilities
Notes payable	182,993	185,979	—	185,979	—
Unamortized debt issuance costs	(476)
Total notes payable	$182,517

	December 31, 2018
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$16,915	$15,858	$—	$—	$15,858

Liabilities
Notes payable	183,000	183,999	—	183,999	—
Unamortized debt issuance costs	(645)
Total notes payable	$182,355

The fair value of the notes payable at June 30, 2019, approximated a price equal to $186.0 million or 101.6% of the par value. The fair value of the notes payable at December 31, 2018, approximated a price equal to $184.0 million or 100.5% of the par value.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables provides a summary of the changes in the fair value of securities measured using Level 3 inputs during the six months ended June 30, 2019 and 2018:

Level 3
Corporate
($ in thousands)	Securities
Fair value, December 31, 2018	$126,497
Total net gains (losses) for the period included in:
Other comprehensive income	921
Net realized loss	(71)
Purchases	3,516
Sales	—
Issuances	—
Settlements	(2,845)
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, June 30, 2019	$128,018

Level 3
Corporate
($ in thousands)	Securities
Fair value, December 31, 2017	$—
Total net losses for the period included in:
Other comprehensive loss	(558)
Net realized loss	(6)
Purchases	4,127
Sales	—
Issuances	—
Settlements	(895)
Transfers into Level 3	119,004
Transfers out of Level 3	—
Fair value, June 30, 2018	$121,672

7. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) (AOCI) for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Gross	Tax	Net
March 31, 2019	$5,257	$(180)	$5,437
Unrealized holding gains on fixed income securities	29,830	6,206	23,624
Amounts reclassified into net income	189	(28)	217
Other comprehensive income	29,641	6,234	23,407
June 30, 2019	$34,898	$6,054	$28,844

($ in thousands)	Gross	Tax	Net
March 31, 2018	$(4,696)	$(2,534)	$(2,162)
Unrealized holding losses on fixed income securities	(13,268)	(2,769)	(10,499)
Amounts reclassified into net income	776	45	731
Other comprehensive loss	(14,044)	(2,814)	(11,230)
June 30, 2018	$(18,740)	$(5,348)	$(13,392)

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

($ in thousands)	Gross	Tax	Net
December 31, 2018	$(29,760)	$(7,445)	$(22,315)
Unrealized holding gains on fixed income securities	64,633	13,447	51,186
Amounts reclassified into net income	(25)	(52)	27
Other comprehensive income	64,658	13,499	51,159
June 30, 2019	$34,898	$6,054	$28,844

($ in thousands)	Gross	Tax	Net
December 31, 2017	$22,265	$2,968	$19,297
Unrealized holding losses on fixed income securities	(40,031)	(8,425)	(31,606)
Amounts reclassified into net income	974	(109)	1,083
Other comprehensive loss	(41,005)	(8,316)	(32,689)
June 30, 2018	$(18,740)	$(5,348)	$(13,392)

The following table presents reclassifications out of AOCI attributable to the Company during the three and six months ended June 30, 2019 and 2018:

	Line in Consolidated	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	Statements of Operations	2019	2018	2019	2018
AOCI
Unrealized gains on securities	Realized investment gains (losses)	$189	$776	$(25)	$974
	Income tax (benefit) expense	(28)	45	(52)	(109)
Total reclassifications	Net realized investment gains	$217	$731	$27	$1,083

8. Related-Party Information

Loans to Executives and Equity Distribution

At December 31, 2018, the Company had $4.2 million in loans to executives. On March 15, 2019, the $4.2 million in loans to executives were repaid. On the same date, a special equity distribution of $4.2 million was made by the Company, which was accounted for as a non-cash transaction on the Company’s consolidated balance sheet.

Transition and Separation Agreement

On May 3, 2019, the Company entered into a Transition and Separation Agreement (the Separation Agreement) with its former Chief Executive Officer (the former CEO). Under the Separation Agreement, the former CEO and the Company agreed to a general release of claims and his compliance with the restrictive covenants.

The Company recorded an expense of $7.2 million within Other Expense in the consolidated statements of operations for the three and six months ended June 30, 2019 relating to the severance payments and benefits payable to the former CEO.

Per the terms of the Separation Agreement, the former CEO’s profit interests known as P Shares (P Shares) were forfeited and outstanding restricted stock units (RSUs) will be treated in accordance with the terms of the applicable award agreements.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

9. Insurance Operations

Total reinsurance ceded and assumed relating to premiums written, earned premiums and net losses and loss adjustment expenses incurred, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2019	2018	2019	2018
Written premiums
Direct written premiums	$234,306	$221,116	$489,291	$468,205
Assumed from other companies	726	1,439	1,579	3,770
Ceded to other companies	24,464	9,520	70,400	(2,412)
Net written premiums	$210,568	$213,035	$420,470	$474,387

Earned premiums
Direct earned premiums	$231,088	$212,835	$454,090	$411,736
Assumed from other companies	932	2,294	1,874	7,164
Ceded to other companies	29,540	32,006	57,876	68,321
Net earned premiums	$202,480	$183,123	$398,088	$350,579
Percent of amount assumed to net	0.5%	1.3%	0.5%	2.0%

Losses and loss adjustment expenses incurred
Direct net losses and loss adjustment expenses incurred	$166,696	$135,069	$302,044	$255,453
Assumed from other companies	(26,023)	(5,669)	(23,204)	(6,678)
Ceded to other companies	13,558	19,467	33,392	36,988
Net losses and loss adjustment expenses incurred	$127,115	$109,933	$245,448	$211,787

In 2017, the Company ceded significant amounts of premium under the whole account quota share reinsurance agreements (WAQS). In 2018, the WAQS were terminated. To the extent of unearned premium at the time of termination, ceded written premiums, net of the ceding commission, was returned.

For the three and six months ended June 30, 2019 and 2018 under the WAQS, the Company recorded the following:

	Three Months Ended June 30
($ in thousands)	2019	2018
Ceded written premium (return of ceded prepaid)	$—	$(18,831)
Ceded earned premium	—	1,368
(Increase) reduction to net loss and loss adjustment expenses incurred	(2,255)	642
Reduction to policy acquisition expenses	2,255	624
Reduction to pre-tax income	$-	$102

	Six Months Ended June 30
($ in thousands)	2019	2018
Ceded written premium (return of ceded prepaid)	$(3)	$(68,800)
Ceded earned premium	(3)	14,544
(Increase) reduction to net loss and loss adjustment expenses incurred	(2,207)	8,548
Reduction to policy acquisition expenses	2,205	4,906
(Increase) reduction to pre-tax income	$(1)	$1,090

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Distribution Partners

The Company negotiates with distribution partners to write direct premium on behalf of the Company’s affiliates. In January 2019, a distribution partner of the Company was acquired by a third-party insurance carrier. In 2018, the Company has sourced 13.5% of direct premium from this distribution partner. The Company does not anticipate any future premiums from this distribution partner after the first quarter of 2019. The three distribution partners contributing the largest amounts of direct written premium (excluding the distribution partner above) totaled $80.4 million and $72.5 million for the three months ended June 30, 2019 and 2018, respectively. The three distribution partners contributing the largest amounts of direct written premium (excluding the distribution partner above) totaled $133.3 million and $131.9 million for the six months ended June 30, 2019 and 2018, respectively.

Unpaid Losses

Unpaid losses are based on individual case estimates for losses reported and include a provision for incurred but not reported (IBNR) losses and loss adjustment expenses. The following table provides a roll forward of the Company’s reserve for losses and loss adjustment expenses:

	June 30
($ in thousands)	2019	2018
Gross unpaid losses and loss expenses, at beginning of year	$1,396,812	$1,258,237
Ceded unpaid losses and loss expenses, at beginning of year	185,295	201,156
Net reserve for losses and loss expenses, at beginning of year	1,211,517	1,057,081
Add:
Incurred losses and loss expenses occurring in the:
Current year	238,634	214,392
Prior years	(3,128)	(2,605)
Prior years attributable to adjusted premium	9,942	-
Total incurred losses and loss expenses	245,448	211,787
Less:
Paid losses and loss expenses for claims occurring in the:
Current year	18,725	17,179
Prior years	164,601	127,696
Total paid losses and loss expenses for claims	183,326	144,875
Net reserves for losses and loss expenses, at end of period	1,273,639	1,123,993
Ceded unpaid losses and loss expenses, at end of period	210,021	202,928
Gross unpaid losses and loss expenses, at end of period	$1,483,660	$1,326,921

During the six months ended June 30, 2019, the Company’s estimated losses and loss expenses for accident years 2018 and prior developed favorably by $3.1 million driven by $14.5 million favorable development in Workers’ Compensation lines and $6.7 million favorable development in Auto Liability lines. The favorable experience was partially offset by $13.2 million in unfavorable development in General Liability lines and $4.6 million unfavorable development in Marine Liability lines within the All Other Lines category. The Company incurred $9.9 million of losses and loss adjustment expenses on earned premium attributable to prior accident years during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company’s estimated losses and loss expenses for accident years 2017 and prior developed favorably by $2.6 million driven by $7.2 million of favorable development in Workers’ Compensation, $7.8 million of favorable development in Commercial Auto lines and $2.1 million of favorable development in Marine Liability lines within the All Other Lines category, partially offset by $8.3 million of unfavorable development in General Liability lines and $6.1 million of unfavorable development in Commercial Multiple Peril lines.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

10. Income Taxes

The Company and its respective U.S. subsidiaries are subject to the tax laws and regulations of the United States and various state jurisdictions. The Company files a consolidated federal tax return that includes all domestic subsidiaries.

The Company has one non-U.S. subsidiary, PSBL, which has received an undertaking from the Minister of Finance in Bermuda that would exempt it from Bermudian taxation until March 2035.

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company’s best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of applying the Bermuda statutory tax rate of 0% to Bermuda income before taxes, tax-exempt investment income and any discrete items recognized during the period. The Company’s effective tax rates were 21.8% and 20.3% for the three and six months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rate in the three and six months ended June 30, 2019 compared to the same period in 2018 was primarily due to prior year adjustments recorded in of 2018 related to state income taxes.

11. Debt

On March 15, 2019, the Company entered into an amended and restated revolving loan agreement (as amended, the revolving facility), among other things, (a) extended the maturity date to the earlier of (i) March 15, 2022, or (ii) 91 days before the maturity of the senior notes due November 2020 or, if such senior notes are amended or replaced, 91 days before the maturity of such amendment or replacement and (b) increased the aggregate principal amount of $25.0 million to $50.0 million.

12. Segment Information

The following table provides a summary of the Company’s gross written premium by customer segments within our Specialty Insurance reportable segment. Gross written premiums included in “Other” consist of (i) primary and excess workers’ compensation coverage for Self-Insured Groups, (ii) niches exited prior to 2018, many with a concentration in commercial auto, (iii) fronting arrangements in which all premium written is ceded to a third party, (iv)  participation in industry pools, and (v) emerging new business customer segments.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019		2018		2019		2018
Customer Segment
Construction	$32,495	13.8%	$26,575	11.9%	$55,743	11.4%	$49,528	10.5%
Consumer Services	37,893	16.1%	28,387	12.8%	65,378	13.3%	50,294	10.6%
Marine and Energy	20,845	8.9%	18,884	8.5%	36,779	7.5%	34,146	7.2%
Media and Entertainment	39,300	16.7%	37,977	17.1%	76,842	15.7%	78,231	16.6%
Professional Services	29,104	12.4%	27,939	12.5%	58,666	11.9%	57,504	12.2%
Real Estate	46,614	19.9%	44,072	19.8%	75,349	15.3%	72,030	15.3%
Transportation	23,499	10.0%	23,448	10.5%	57,514	11.7%	50,362	10.7%
Customer Segment subtotal	229,750	97.8%	207,282	93.1%	426,271	86.8%	392,095	83.1%
Other	5,282	2.2%	15,273	6.9%	64,599	13.2%	79,880	16.9%
Specialty Insurance total	$235,032		$222,555		$490,870		$471,975

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

The following table provides a summary of the Company’s gross written premium by line of business within our Specialty Insurance segment:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019		2018		2019		2018
Line of Business
Commercial Auto	$54,296	23.1%	$34,451	15.5%	$96,080	19.6%	$72,702	15.4%
General Liability	83,156	35.4%	81,585	36.7%	154,451	31.5%	145,630	30.9%
Workers’ Compensation	34,921	14.9%	45,278	20.3%	124,983	25.4%	144,048	30.5%
Commercial Multiple Peril	17,040	7.2%	18,812	8.4%	36,674	7.5%	34,072	7.2%
All Other Lines	45,619	19.4%	42,429	19.1%	78,682	16.0%	75,523	16.0%
Specialty Insurance total	$235,032		$222,555		$490,870		$471,975

13. Earnings per Share

The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share (EPS) based on restated shares:

	Continuing Operations			Discontinued Operations
($ in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Three Months Ended June 30, 2019	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$8,696	38,851	$0.22	$(78)	38,851	$—
Effect of dilutive securities:
Stock compensation plans		604	—		604	—
Diluted EPS	$8,696	39,455	$0.22	$(78)	39,455	$—

	Continuing Operations			Discontinued Operations
($ in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Three Months Ended June 30, 2018	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$14,652	38,743	$0.38	$(198)	38,743	$(0.01)
Effect of dilutive securities:
Stock compensation plans		698	0.01		698	—
Diluted EPS	$14,652	39,441	$0.37	$(198)	39,441	$(0.01)

	Continuing Operations			Discontinued Operations
($ in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Six Months Ended June 30, 2019	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$22,391	38,851	$0.58	$(333)	38,851	$(0.01)
Effect of dilutive securities:
Stock compensation plans		604	0.01		604	—
Diluted EPS	$22,391	39,455	$0.57	$(333)	39,455	$(0.01)

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

	Continuing Operations			Discontinued Operations
($ in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Six Months Ended June 30, 2018	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$24,662	38,743	$0.64	$587	38,743	$0.02
Effect of dilutive securities:
Stock compensation plans		698	0.01		698	0.01
Diluted EPS	$24,662	39,441	$0.63	$587	39,441	$0.01

14. Legal Proceedings

In the normal course of business, the Company’s insurance subsidiaries are subject to disputes, including litigation and arbitration, arising out of the ordinary course of business. The Company’s estimates of the costs of settling such matters are reflected in its reserves for losses and loss expenses, and the Company does not believe that the ultimate outcome of such matters will have a material adverse effect on its financial condition or results of operations.

15. Subsequent Events

Initial Public Offering

On July 29, 2019, the Company completed the IPO with the sale of 7,857,145  shares of the Company’s common stock, including the issuance and sale by the Company of 4,285,715 shares of the Company’s common stock and the sale by ProSight Parallel Investment LLC and ProSight Investment LLC (collectively, the GS Investors) and ProSight TPG, L.P., TPG PS 1, L.P., TPG PS 2, L.P., TPG PS 3, L.P. and TPG PS 4, L.P. (collectively the TPG Investors and together with the GS Investors, the Principal Stockholders) of 3,571,430 shares of the Company’s common stock.

Shares of the Company’s common stock were initially offered to the public by the underwriters in the IPO at a per-share price of $14.00. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds to the Company from the IPO were approximately $51.6 million. The Company did not receive any of the proceeds from the sale of the shares of the Company’s common stock sold by the Principal Stockholders in the IPO. Following the IPO, the GS Investors continue to hold approximately 40.9% of the Company’s outstanding common stock and the TPG Investors continue to hold approximately 39.4% of the Company’s outstanding common stock.

2019 Equity Incentive Plan

In connection with, and prior to the completion of the IPO, PGHL’s Amended and Restated 2010 Equity Incentive Plan (the 2010 Plan) was terminated. Immediately prior to the merger, all outstanding P Shares granted under the 2010 Plan prior to the IPO, were cancelled, and all outstanding RSUs granted under the 2010 Plan converted into RSUs based on the shares of common stock of the Company.

On July 24, 2019, the Company’s 2019 Equity Incentive Plan (the 2019 Plan) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, and units and other cash‑based or share‑based awards.

The 2019 Plan is administered by the compensation committee of the Company’s board of directors. Subject to the provisions of the 2019 Plan, the compensation committee determines in its discretion the persons to whom and the times at which awards are granted, the size of awards (subject to certain limitations set forth in the compensation committee charter) and the terms and conditions of awards.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

A total of 4,500,000 shares of common stock are initially authorized and reserved for issuance under the 2019 Plan, including shares underlying RSUs granted under the 2010 Plan, which converted into the Company’s common stock, effective July 25, 2019, as a result of the merger.

The following is a summary of the post-offering compensation included in the 2019 Plan, including the number of common stock reserved to each award mentioned below:

(i)

183,095 annual long-term incentive awards in respect of 2019, 50% of which are time-vesting RSUs and 50% of which are performance-vesting RSUs, granted to management in connection with the IPO. The fair value of such awards is $2.6 million at grant date.

(ii)

1,302,198 supplemental RSU awards, 100% of which are time-vesting RSUs, granted to management in connection with the IPO and subject to vesting as follows: 25% vested at grant date, 25% will vest on the second anniversary of the grant date, subject to continued service, and 50% will vest on the third anniversary of the grant date, subject to continued service. The fair value of the supplemental RSUs is $18.2 million.

(iii)	250,000 founders grant awards in the form of time-vesting RSUs with a fair value of $3.5 million at grant date. These awards will cliff vest on the third anniversary of the grant date.
(iv)

26,399 non-employee director RSU awards with a fair value of $0.4 million at grant date (other than RSUs granted to non-employee directors designated by the Company’s principal stockholders, if any, which will be determined by the Board of Directors. These awards are fully vested on grant date.

(v)	668,135 RSUs initially granted under the 2010 Plan that were converted into RSUs based on shares of the Company’s common stock upon the consummation of the merger.

2019 Employee Stock Purchase Plan

On July 24, 2019, the Company’s 2019 Employee Stock Purchase Plan (the 2019 ESPP) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO.  A total of 1,000,000 shares of the Company’s common stock will be reserved and available for sale under the 2019 ESPP.

The compensation committee of the board of directors administers the 2019 ESPP and have full authority to interpret the terms of the 2019 ESPP.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), and in conjunction with our audited consolidated financial statements and the notes thereto included in the final prospectus filed with the Securities and Exchange Commission (“SEC”) on July 25, 2019 (the “Prospectus”).

Certain restatements have been made to historical information to give effect to the merger and related transactions.  See Note 1 – Basis of Reporting in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

References to the "Company," "ProSight," "we," "us," and "our" are to ProSight Global, Inc. and its consolidated subsidiaries unless the context otherwise requires. References to “insurance subsidiaries” are to New York Marine and General Insurance Company (“New York Marine”), Gotham Insurance Company (“Gotham”) and Southwest Marine and General Insurance Company (“Southwest Marine”) unless the context otherwise requires.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” in this Quarterly Report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “should,” “seek,” and other words and terms of similar meaning. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•	our strategies to continue our growth trajectory, expand our distribution network and maintain underwriting profitability;
•	future growth in existing niches or by entering into new niches;
•	our loss expectations and expectation to decrease our loss ratio; and
•	our expectations with respect to the ultimate financial obligations to the buyers of our U.K. operations.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include:

•	the performance of and our relationship with third-party agents and vendors we rely upon to distribute certain business on our behalf;
•	the adequacy of our loss reserves;
•	the effectiveness of our risk management policies and procedures;

•	potential technology breaches or failure of our or our business partners’ systems;
•	adverse changes in the economy which could lower the demand for our insurance products;
•	our ability to effectively start up or integrate new product opportunities;
•	cyclical changes in the insurance industry;
•	the effects of natural and man-made catastrophic events;
•	our ability to adequately assess risks and estimate losses;
•	the availability and affordability of reinsurance;
•	changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions;
•	changes in the business, financial condition or results of operations of the entities in which we invest;
•	increased costs as a result of operating as a public company, and time our management will be required to devote to new compliance initiatives;
•	our ability to protect intellectual property rights;
•	the impact of government regulation, including the impact of restrictions on our business activities under the BHC Act;
•	our status as an emerging growth company;
•	the absence of a previous public market for shares of our common stock; and
•	potential conflicts of interests with our principal stockholders.

We discuss many of these risks in greater detail under the section titled “Risk Factors” in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) and the Securities Act of 1933, as amended, on July 25, 2019. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are an entrepreneurial specialty insurance company that since our founding in 2009 has built products, services and solutions with the goal of significantly improving the experience and value proposition for our customers. We write property and casualty insurance with a focus on underwriting specialty risks by partnering with a select number of distributors, often on an exclusive basis. We have a diverse business mix covering specialty niches within the seven customer segments in which we operate. Our customer segments currently include: Media and Entertainment, Real Estate, Professional Services, Transportation, Construction, Consumer Services and Marine and Energy. Within each customer segment, we have multiple niches which represent similar groups of customers.  We market and distribute our insurance product offerings in all 50 states on both an admitted and non-admitted basis. We are focused on delivering consistent underwriting profitability with low volatility of underwriting results.

Components of Our Results of Operations

Gross written and earned premiums

Gross written premiums (“GWP”) are the amounts received or to be received for insurance policies written by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our GWP in any given period is generally influenced by:

•	Expansion or retraction of business within existing niches;
•	Entrance into new customer segments or niches;
•	Exit from customer segments or niches;
•	Average size and premium rate of newly issued and renewed policies; and
•	The amount of policy endorsements, audit premiums, and cancellations.

We earn insurance premiums on a pro rata basis over the term of the policy. Our insurance policies generally have a term of one year. Net earned premiums represent the earned portion of our GWP, less that portion of our GWP that is earned and ceded to third-party reinsurers under our reinsurance agreements.

Ceded written and earned premiums

Ceded written premiums are the amount of GWP ceded to reinsurers. We actively use ceded reinsurance across our book of business to reduce our overall risk position and to protect our capital. Ceded written premiums are earned over the reinsurance contract period in proportion to the period of risk covered and the underlying policies. The volume of our ceded written premiums is impacted by the level of our GWP and any decision we make to increase or decrease retention levels.

Net investment income

We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of debt securities, and may also include cash and cash equivalents, short-term investments, and alternative investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates and credit spreads), the size of our investment portfolio is mainly a function of our invested equity capital along with premiums we receive from our insureds less payments on policyholder claims and operating expenses.

Realized investment gains and losses

Realized investment gains and losses are a function of the difference between the amount received by us on the sale of a security and the security’s amortized cost, as well as any “other-than-temporary” impairments recognized in earnings.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) are a function of the amount and type of insurance contracts we write, the loss experience associated with the underlying coverage, and the expenses incurred in the handling of the losses. In general, our losses and LAE are affected by:

•	Frequency of claims associated with the particular types of insurance contracts that we write;
•	Trends in the average size of losses incurred on a particular type of business;

•	Mix of business written by us;
•	Changes in the legal or regulatory environment related to the business we write;
•	Trends in legal defense costs;
•	Wage inflation; and
•	Inflation in medical costs.

Losses and LAE are based on an actuarial analysis of the paid and estimated outstanding losses, including losses incurred during the period and changes in estimates from prior periods. Losses and LAE may be paid out over a number of years.

Underwriting, acquisition and insurance expenses

Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our distribution partners and ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs that are directly related to the successful acquisition of those policies are deferred. The amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the policy life. Other underwriting expenses represent the general and administrative expenses of our insurance business including employment costs, telecommunication and technology costs, the costs of our leases, and legal and auditing fees.

Income tax expense

Substantially all of our income tax expense relates to U.S. federal income taxes. Our insurance companies are generally not subject to income taxes in the states in which they operate; however, our non-insurance subsidiaries are subject to state income taxes. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect. Among other things, the Tax Cuts and Jobs Act (the “TCJA”), which was signed into law on December 22, 2017, lowered the U.S. federal corporate tax rate from 35% to 21% starting January 1, 2018. Our income tax expense for periods beginning in 2018 is based on the U.S. federal corporate income tax rate of 21%.

Key Metrics

We discuss certain key metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.

Net income is the amount of profit or loss remaining after deducting all incurred expenses, including income taxes, from the total earned revenues for an accounting period.

Underwriting income is calculated by subtracting losses and LAE and underwriting, acquisition and insurance expenses from net earned premiums.

Adjusted operating income is net income excluding net realized investment gains and losses, expenses relating to various transactions that we consider to be unique and non-recurring in nature (net of estimated tax impact), and excluding the income tax expense resulting from implementation of TCJA.

Loss and LAE ratio, expressed as a percentage, is the ratio of losses and LAE, allocated and unallocated, to net earned premiums, net of the effects of reinsurance.

Expense ratio, expressed as a percentage, is the ratio of underwriting, acquisition and insurance expenses to net earned premiums.

Combined ratio is the sum of the loss and LAE ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

Adjusted loss and LAE ratio is the loss and LAE ratio excluding the effects of the WAQS (as defined below).

Adjusted expense ratio is the expense ratio excluding the effects of the WAQS.

Adjusted combined ratio is the combined ratio excluding the effects of the WAQS.

Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Adjusted operating return on equity is adjusted operating income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Net retention ratio is the ratio of net written premiums to GWP.

Underwriting income, adjusted operating income, adjusted loss and LAE ratio, adjusted expense ratio, adjusted combined ratio and adjusted operating return on equity are non-GAAP financial measures. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to underwriting income and adjusted operating income. See “—Factors Affecting Our Results of Operations—The WAQS” for additional detail on the impact of the WAQS on our results of operations.

Factors Affecting Our Results of Operations

The WAQS

In connection with the divestment of our U.K. business, New York Marine as reinsured entered into Whole Account Quota Share Reinsurance Agreements (the “WAQS”) with third party reinsurers to maintain reasonable underwriting leverage within New York Marine and its subsidiary insurance companies during a transition period following the U.K. divestment. The effective date of the WAQS was April 1, 2017. The reinsurers’ ceding participation is an aggregate 26.0%. A provisional ceding commission of 30% to 30.5% is received as a reduction in the amount of ceded premium. Subject to limits, these ceding commissions will vary in subsequent periods based on contractual ultimate loss ratios. During 2018 and following the transition of the U.S. business back to New York Marine, the WAQS were terminated. Previously ceded written and unearned premium, net of the ceding commission, was reversed. Loss reserves on premium earned prior to the cut-off termination remain ceded loss reserves. Loss reserve development on the reserves ceded under the WAQS is included in continuing operations.

The effect of the WAQS on our results of operations is primarily reflected in our ceded written premiums, losses and LAE, as well as our underwriting, acquisition and insurance expenses.

The following tables summarize the effect of the WAQS on our underwriting income for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Including	Effect of	Excluding	Including	Effect of	Excluding
($ in thousands)	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS
GWP	$235,032	$—	$235,032	$222,555	$—	$222,555
Ceded written premiums	(24,464)	—	(24,464)	(9,520)	18,831	(28,351)
Net written premiums	$210,568	$—	$210,568	$213,035	$18,831	$194,204
Net retention(1)	89.6%	—	89.6%	95.7%	—	87.3%
Net earned premiums	$202,480	$—	$202,480	$183,123	$(1,368)	$184,491
Losses and LAE	127,115	2,255	124,860	109,933	(642)	110,575
Underwriting, acquisition and insurance expenses	71,561	(2,255)	73,816	68,133	(624)	68,757
Underwriting income (loss)(2)	$3,804	$—	$3,804	$5,057	$(102)	$5,159
Loss and LAE ratio	62.8%	—	—	60.0%	46.9%	—
Expense ratio	35.3%	—	—	37.2%	45.6%	—
Combined ratio	98.1%	—	—	97.2%	92.5%	—
Adjusted loss and LAE ratio(3)	—	—	61.7%	—	—	59.9%
Adjusted expense ratio(3)	—	—	36.4%	—	—	37.3%
Adjusted combined ratio(3)	—	—	98.1%	—	—	97.2%

(1)	The ratio of net written premiums to GWP.
(2)	Underwriting income is a non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to underwriting income.
(3)

Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio (calculated in accordance with GAAP) excluding the effects of the WAQS. We use these adjusted ratios as internal performance measures in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Our adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio should not be viewed as substitutes for our loss and LAE ratio, expense ratio and combined ratio, respectively.

Our results of operations may be difficult to compare from year to year due to the origination and termination of the WAQS.  In light of the impact of the WAQS on our results of operations, we internally evaluated our financial performance both including and excluding the effect of the WAQS.

The following tables summarize the effect of the WAQS on our underwriting income for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Including	Effect of	Excluding	Including	Effect of	Excluding
($ in thousands)	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS
GWP	$490,870	$—	$490,870	$471,975	$—	$471,975
Ceded written premiums	(70,400)	3	(70,403)	2,412	68,800	(66,388)
Net written premiums	$420,470	$3	$420,467	$474,387	$68,800	$405,587
Net retention(1)	85.7%	—	85.7%	100.5%	—	85.9%
Net earned premiums	$398,088	$3	$398,085	$350,579	$(14,544)	$365,123
Losses and LAE	245,448	2,207	243,241	211,787	(8,548)	220,335
Underwriting, acquisition and insurance expenses	145,328	(2,205)	147,533	131,726	(4,906)	136,632
Underwriting income (loss)(2)	$7,312	$1	$7,311	$7,066	$(1,090)	$8,156
Loss and LAE ratio	61.7%	—	—	60.4%	58.8%	—
Expense ratio	36.5%	—	—	37.6%	33.7%	—
Combined ratio	98.2%	—	—	98.0%	92.5%	—
Adjusted loss and LAE ratio(3)	—	—	61.1%	—	—	60.4%
Adjusted expense ratio(3)	—	—	37.1%	—	—	37.4%
Adjusted combined ratio(3)	—	—	98.2%	—	—	97.8%

(1)	The ratio of net written premiums to GWP.
(2)	Underwriting income is a non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to underwriting income.
(3)

Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio (calculated in accordance with GAAP) excluding the effects of the WAQS. We use these adjusted ratios as internal performance measures in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Our adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio should not be viewed as substitutes for our loss and LAE ratio, expense ratio and combined ratio, respectively.

Our results of operations may be difficult to compare from year to year due to the origination and termination of the WAQS.  In light of the impact of the WAQS on our results of operations, we internally evaluated our financial performance both including and excluding the effect of the WAQS.

Results of Operations

Three Months Ended June  30, 2019 Compared to Three Months Ended June  30, 2018

The following table summarizes the results of continuing operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Change
($ in thousands)	2019	2018	$	Percent
GWP	$235,032	$222,555	$12,477	5.6%
Ceded written premiums	(24,464)	(9,520)	(14,944)	(157.0%)
Net written premiums	$210,568	$213,035	$(2,467)	(1.2%)

Net earned premiums	$202,480	$183,123	$19,357	10.6%
Losses and LAE:	127,115	109,933	17,182	15.6%
Underwriting, acquisition and insurance expenses	71,561	68,133	3,428	5.0%
Underwriting income(1)	3,804	5,057	(1,253)	(24.8%)
Interest and other expenses, net	10,220	2,916	7,304	250.5%
Net investment income	17,398	15,548	1,850	11.9%
Net investment gains	137	686	(549)	(80.0%)
Income before taxes	11,119	18,375	(7,256)	(39.5%)
Income tax expense	2,423	3,723	(1,300)	(34.9%)
Net income from continuing operations	$8,696	$14,652	$(5,956)	(40.6%)
Adjusted operating income(1)	$14,228	$14,110	$118	0.8%

Adjusted operating return on equity(1)	12.8%	15.4%
Return on equity	7.9%	16.0%

Loss and LAE ratio:	62.8%	60.0%
Loss and LAE ratio – excluding catastrophe	61.3%	60.0%
Loss and LAE ratio – Catastrophe	1.5%	–
Expense ratio	35.3%	37.2%
Combined ratio	98.1%	97.2%

Adjusted loss and LAE ratio(2)	61.7%	59.9%
Adjusted loss and LAE ratio – excluding catastrophe	60.2%	59.9%
Adjusted loss and LAE ratio – Catastrophe	1.5%	–
Adjusted expense ratio(2)	36.4%	37.3%
Adjusted combined ratio(2)	98.1%	97.2%

(1)

Underwriting income, adjusted operating income and adjusted operating return on equity are non-GAAP financial measures. See “—Reconciliation of Non-GAAP Financial Measures” for reconciliations of net income in accordance with GAAP to underwriting income and adjusted operating income.

(2)

Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio (calculated in accordance with GAAP) excluding the effects of the WAQS. For additional detail on the impact of the WAQS on our results of operations see “—Factors Affecting Our Results of Operations—The WAQS.”

Net Income

Net income was $8.7 million for the three months ended June 30, 2019 compared to $14.7 million for the three months ended June 30, 2018, a decrease of $6.0 million, or 40.6%. The decrease in net income primarily resulted from an increase in other expenses of $7.2 million due to costs associated with the transition of our former Chief Executive Officer, partially offset by an increase in net investment income of $1.9 million.

Premiums

GWP were $235.0 million for the three months ended June 30, 2019 compared to $222.6 million for the three months ended June 30, 2018, an increase of $12.5 million, or 5.6%.

The following table presents the GWP by customer segment for the three months ended June 30, 2019 and 2018:

($ in millions)	Three Months Ended June 30
Customer Segment	2019	2018	% Change
Construction	$32.5	$26.6	22.2%
Consumer Services	37.9	28.4	33.5%
Marine and Energy	20.8	18.9	10.1%
Media and Entertainment	39.3	38.0	3.4%
Professional Services	29.1	27.9	4.3%
Real Estate	46.6	44.1	5.7%
Transportation	23.5	23.4	0.4%
Customer segments subtotal	$229.7	$207.3	10.8%
Other	5.3	15.3	(65.4%)
Total GWP	$235.0	$222.6	5.6%

Premium growth for the three months ended June 30, 2019 was primarily driven by new business and renewals within existing niches and the addition of a new niche.  Excluding the decline of GWP within “Other,” premiums for the three months ended June 30, 2019 increased 10.8% compared to the three months ended June 30, 2018.

The changes in GWP were most notable in the following customer segments and niches:

•

Consumer Services GWP increased by 33.5% to $37.9 million for the three months ended June 30, 2019 compared to $28.4 million for the three months ended June 30, 2018.  The premium growth is due to increases in the Auto Dealers niche and the new Parking Facilities niche, partially offset by a decline in premium within the Professional Employer Organizations niche.  Auto Dealers increased $8.0 million during the second quarter of 2019 when compared to the second quarter of 2018, primarily due to new business.  Parking Facilities generated $6.6 million in premium in the three months ended June 30, 2019.  Professional Employer Organizations declined $4.5 million in the second quarter of 2019 when compared to the second quarter of 2018. Renewal premium retention was limited by unfavorable pricing conditions in primary workers compensation.

•

Construction GWP increased by 22.2% to $32.5 million for the three months ended June 30, 2019 compared to $26.6 million for the three months ended June 30, 2018.  The premium growth is primarily due to an increase in renewal premium retention of $4.9 million across all niches within the customer segment in the second quarter of 2019 when compared to the second quarter of 2018.

•

Marine and Energy GWP increased by 10.1% to $20.8 million for the three months ended June 30, 2019 compared to $18.9 million for the three months ended June 30, 2019. The premium growth is primarily due to new business of $2.0 million within the Oil Field Contractors niche in the second quarter of 2019 when compared to the second quarter of 2018.

•

Other GWP decreased by 65.4% to $5.3 million for the three months ended June 30, 2019 compared to $15.3 million for the three months ended June 30, 2018.  The decline in GWP was driven by the exit of the excess workers compensation niche.

Net written premiums decreased by $2.5 million, or 1.2%, to $210.6 million for the three months ended June 30, 2019 from $213.0 million for the three months ended June 30, 2018. The decrease in net written premiums was directly related to the termination of the WAQS in 2018. Our net retention ratio was 89.6% and 95.7% for the three months ended June 30, 2019 and 2018, respectively.  Excluding the effects of the WAQS, net written premiums for the three months ended June 30, 2019 increased by $16.3 million, or 8.4%, to $210.6 million for the three months ended June 30, 2019 from $194.2 million for the three months ended June 30, 2018. The increase in net written premiums was directly related to the growth in GWP in 2019.

Net earned premiums increased by $19.4 million, or 10.6%, to $202.5 million for the three months ended June 30, 2019 from $183.1 million for the three months ended June 30, 2018.  The increase in net earned premiums was directly related to the growth in GWP in 2019.

Loss and LAE ratio

Our loss and LAE ratio was 62.8% for the three months ended June 30, 2019 compared to 60.0% for the three months ended June 30, 2018. For the three months ended June 30, 2019 we incurred favorable prior period development of $2.7 million which includes favorable development in primary workers compensation, partially offset by unfavorable development in general liability, as compared to favorable development of $1.3 million for the three months ended June 30, 2018.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums

Loss and LAE:
Current accident year – excluding catastrophe	$126,848	62.6%	$111,268	60.8%
Current accident year – catastrophe losses	3,000	1.5%	—	0.0%
Effect of prior year development	(2,733)	(1.3%)	(1,335)	(0.8%)
Total	$127,115	62.8%	$109,933	60.0%

	Three Months Ended June 30
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Adjusted loss and LAE:
Current accident year – excluding catastrophe	$126,848	62.6%	$111,910	60.7%
Current accident year – catastrophe losses	3,000	1.5%	—	0.0%
Effect of prior year development	(4,988)	(2.4%)	(1,335)	(0.8%)
Total	$124,860	61.7%	$110,575	59.9%

Expense ratio

Our expense ratio was 35.3% for the three months ended June 30, 2019 compared to 37.2% for the three months ended June 30, 2018.  The improvement in the expense ratio reflects an increase in net earned premiums and the effect of WAQS for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The following table summarizes the components of the expense ratio for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$47,788	23.6%	$43,877	23.8%
Underwriting and insurance expenses	26,028	12.8%	24,880	13.5%
Underwriting, acquisition and insurance expenses(1)	73,816	36.4%	68,757	37.3%
Effect of WAQS(1)	(2,255)	(1.1%)	(624)	(0.1%)
Total underwriting, acquisition and insurance expenses	$71,561	35.3%	$68,133	37.2%

(1)

Total underwriting, acquisition and insurance expenses and the effect of the WAQS are calculated based on the net earned premiums including the effects of the WAQS for three months ended June 30, 2019 and 2018.

Underwriting income

Underwriting income was $3.8 million for the three months ended June 30, 2019 compared to $5.1 million for the three months ended June 30, 2018, a decrease of $1.3 million, or 24.8%.  The change from the three months ended June 30, 2018 to the three months ended June 30, 2019 is primarily due an increase in the loss and LAE ratio offset by a decrease in the expense ratio.

Combined ratio

Our combined ratio and adjusted combined ratio was 98.1% for the three months ended June 30, 2019 compared to 97.2% for the three months ended June 30, 2018.

Investing results

Our net investment income increased by 11.9% to $17.4 million for the three months ended June 30, 2019 from $15.5 million for the three months ended June 30, 2018.  The increase in net investment income is primarily due to a larger portfolio size.  Net investment yield decreased by 0.2 percentage points to 3.5% for the three months ended June 30, 2019 compared to 3.7% for the three months ended June 30, 2018.    Gross investment income increased by 12.8% to $17.9 million for the three months ended June 30, 2019 compared to $15.9 million for the three months ended June 30, 2018.

The weighted average duration of our fixed income portfolio, including cash equivalents, was 2.9 years at June 30, 2019 and 3.5 years at June 30, 2018.

The following table summarizes the components of net investment income and net investment gains for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30
($ in thousands)	2019	2018	$ Change
Interest from securities	$16,531	$14,016	$2,515
Other investments	1,394	1,870	(476)
Gross investment income	17,925	15,886	2,039
Investment expenses	(527)	(338)	(189)
Net investment income	17,398	15,548	1,850
Net realized investment gains	137	686	(549)
Total	$17,535	$16,234	$1,301
Average cash and invested assets	$2,003,150	$1,674,782	$328,368

Interest and other expenses

Our interest and other expenses increased by $7.3 million to $10.2 million for the three months ended June 30, 2019 compared to $2.9 million for the three months ended June 30, 2018. The increase is primarily driven by other expenses of $7.2 million due to costs associated with the transition of our former Chief Executive Officer.

Income tax expense

Our effective tax rate for the three months ended June 30, 2019 was 21.8% compared to 20.3% for the three months ended June 30, 2018. The increase in the effective tax rate in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to the effect of state income taxes. Our income tax payments for the three months ended June 30, 2019 and 2018 were $0.1 million and $0.1 million, respectively.

Adjusted operating income

Adjusted operating income was $14.2 million for the three months ended June 30, 2019, an increase of $0.1 million, or 0.8% from the adjusted operating income of $14.1 million for the three months ended June 30, 2018.

Adjusted operating return on equity

Our adjusted operating return on equity was 12.8% for the three months ended June 30, 2019, a decrease of 2.6 percentage points from 15.4% for the three months ended June 30, 2018 primarily due to the increase in stockholders’ equity from $368.9 million in the second quarter of 2018 to $459.0 million in the second quarter of 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table summarizes the results of continuing operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30		Change
($ in thousands)	2019	2018	$	Percent
GWP	$490,870	$471,975	$18,895	4.0%
Ceded written premiums	(70,400)	2,412	(72,812)	(3018.7%)
Net written premiums	$420,470	$474,387	$(53,917)	(11.4%)

Net earned premiums	$398,088	$350,579	$47,509	13.6%
Losses and LAE:	245,448	211,787	33,661	15.9%
Underwriting, acquisition and insurance expenses	145,328	131,726	13,602	10.3%
Underwriting income(1)	7,312	7,066	246	3.5%
Interest and other expenses, net	13,489	5,779	7,710	133.4%
Net investment income	34,556	29,257	5,299	18.1%
Net investment gains	250	399	(149)	(37.3%)
Income before taxes	28,629	30,943	(2,314)	(7.5%)
Income tax expense	6,238	6,281	(43)	(0.7%)
Net income from continuing operations	$22,391	$24,662	$(2,271)	(9.2%)
Adjusted operating income(1)	$27,858	$24,347	$3,511	14.4%

Adjusted operating return on equity(1)	13.1%	13.1%
Return on equity	10.6%	13.2%

Loss and LAE ratio:	61.7%	60.4%
Loss and LAE ratio – excluding catastrophe	60.9%	60.4%
Loss and LAE ratio – Catastrophe	0.8%	–
Expense ratio	36.5%	37.6%
Combined ratio	98.2%	98.0%

Adjusted loss and LAE ratio(2)	61.1%	60.4%
Adjusted loss and LAE ratio – excluding catastrophe	60.3%	60.4%
Adjusted loss and LAE ratio – Catastrophe	0.8%	–
Adjusted expense ratio(2)	37.1%	37.4%
Adjusted combined ratio(2)	98.2%	97.8%

(1)

Underwriting income, adjusted operating income and adjusted operating return on equity are non-GAAP financial measures. See “—Reconciliation of Non-GAAP Financial Measures” for reconciliations of net income in accordance with GAAP to underwriting income and adjusted operating income.

(2)

Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio (calculated in accordance with GAAP) excluding the effects of the WAQS. For additional detail on the impact of the WAQS on our results of operations see “—Factors Affecting Our Results of Operations—The WAQS.”

Net Income

Net income was $22.4 million for the six months ended June 30, 2019 compared to $24.7 million for the six months ended June 30, 2018, a decrease of $2.3 million, or 9.2%. The decrease in net income primarily resulted from an increase in other expenses of $7.2 million due to costs associated with the transition of our former Chief Executive Officer, partially offset by an increase in net investment income of $5.3 million.

Premiums

GWP were $490.9 million for the six months ended June 30, 2019 compared to $472.0 million for the six months ended June 30, 2018, an increase of $18.9 million, or 4.0%.

The following table presents the GWP by customer segment for the six months ended June 30, 2019 and 2018:

($ in millions)	Six Months Ended June 30
Customer Segment	2019	2018	% Change
Construction	$55.8	$49.5	12.7%
Consumer Services	65.4	50.3	30.0%
Marine and Energy	36.8	34.2	7.6%
Media and Entertainment	76.8	78.2	(1.8%)
Professional Services	58.7	57.5	2.1%
Real Estate	75.3	72.0	4.6%
Transportation	57.5	50.4	14.1%
Customer segments subtotal	$426.3	$392.1	8.7%
Other	64.6	79.9	(19.1%)
Total GWP	$490.9	$472.0	4.0%

Premium growth for the six months ended June 30, 2019 was primarily driven by increases in new business and premium retention within previously existing niches.  Excluding the decline of GWP within “Other,” premiums for the six months ended June 30, 2019 increased 8.7% compared to the six months ended June 30, 2018.

The changes in GWP were most notable in the following customer segments and niches:

•

Consumer Services GWP increased by 30.0% to $65.4 million for the six months ended June 30, 2019 compared to $50.3 million for the six months ended June 30, 2018.  The premium growth is due to increases in the Auto Dealers niche, addition of the Parking Facilities niche, and partially offset by declines in premium within the Professional Employer Organizations and Social Services niches.  Auto Dealers increased $16.4 million during the six months of 2019 when compared to the six months of 2018 primarily related to new business. Parking Facilities generated $6.6 million in premium in the six months ended June 30, 2019.  For the Professional Employer Organization and Social Services niches, premiums declined by $4.7 million and $3.0 million, respectively, during the first six months of 2019 when compared to the first six months of 2018, respectively. New business growth and renewal premium retention were limited by unfavorable pricing conditions in primary workers compensation.

•

Transportation GWP increased by 14.1% to $57.5 million for the six months ended June 30, 2019 compared to $50.4 million for the six months ended June 30, 2018.  Most of the premium growth for the six months ended June 30, 2019 when compared to six months ended June 30, 2018 is due to Taxi and Charter Bus niches of $3.7 million and $3.0 million, respectively, primarily due to new business and rate increases of 10.6% across the customer segment also contributed to the growth during the six months ended June 30, 2019.

•

Construction GWP increased by 12.7% to $55.8 million for the six months ended June 30, 2019 compared to $49.5 million for the six months ended June 30, 2018.  The premium growth is due to increases in the Federal Contractors and Marine Contractors niches. Federal Contractors increased $2.8 million during the six months of 2019 when compared to the six months of 2018, due to new business of $1.6 million and premium retention of $1.2 million. Marine Contractors increased $2.2 million for the six months ended June 30, 2019 when compared to the six months ended June 2018 primarily due to increased renewal premium retention of $1.8 million.

•

Other GWP decreased by 19.1% to $64.6 million for the six months ended June 30, 2019 compared to $79.9 million for the six months ended June 30, 2018.  The decline in premium during the first six months of 2019 when compared to the first six months of 2018 was driven by a decline in excess workers compensation, following the acquisition of our distribution partner, Midlands, in early 2019.

Net written premiums decreased by $53.9 million, or 11.4%, to $420.5 million for the six months ended June 30, 2019 from $474.4 million for the six months ended June 30, 2018. The decrease in net written premiums was directly related to the termination of the WAQS in 2018. Our net retention ratio was 85.7% and 100.5% for the six months ended June 30, 2019 and 2018, respectively.  Excluding the effects of the WAQS, net written premiums for the six months ended June 30, 2019 increased by $14.9 million, or 3.7%, to $420.5 million for the six months ended June 30, 2019 from $405.6 million for the six months ended June 30, 2018 primarily related to the growth in GWP in 2019.  Our net retention ratio was 85.7% and 85.9% for the six months ended June 30, 2019 and 2018, respectively

Net earned premiums increased by $47.5 million, or 13.6%, to $398.1 million for the six months ended June 30, 2019 from $350.6 million for the six months ended June 30, 2018.  The increase in net earned premiums for the first six months of 2019 compared to the first six months of 2018 was due to the to the growth in written premium in 2019, and due to the termination of the WAQS in 2018. Excluding the effects of the WAQS, net earned premiums for the six months ended June 30, 2019 were $398.1 million, an increase of 9.0% from the six months ended June 30, 2018 of $365.1 million.

Loss and LAE ratio

Our loss and LAE ratio was 61.7% for the six months ended June 30, 2019 compared to 60.4% for the six months ended June 30, 2018.  Included within the loss and LAE ratio of 61.7% is a catastrophe loss of $3.0 million, or 0.8%, from one tornado event in the first six months of 2019 compared to no catastrophes in the first six months of 2018.

For the six months ended June 30, 2019, we incurred favorable prior period development of $3.1 million as compared to favorable development of $2.6 million for the first six months ended June 30, 2018 due to favorable development in primary workers compensation and commercial auto, partially offset by unfavorable development in general liability.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums

Loss and LAE:
Current accident year – excluding catastrophe	$245,576	61.7%	$214,392	61.2%
Current accident year – catastrophe losses	3,000	0.8%	—	0.0%
Effect of prior year development	(3,128)	(0.8%)	(2,605)	(0.8%)
Total	$245,448	61.7%	$211,787	60.4%

	Six Months Ended June 30
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Adjusted loss and LAE:
Current accident year – excluding catastrophe	$245,576	61.7%	$222,940	61.1%
Current accident year – catastrophe losses	3,000	0.8%	—	-
Effect of prior year development	(5,335)	(1.4%)	(2,605)	(0.7%)
Total	$243,241	61.1%	$220,335	60.4%

Expense ratio

Our expense ratio was 36.5% for the six months ended June 30, 2019 compared to 37.6% for the six months ended June 30, 2018. The decrease in expense ratio was driven by premium growth in excess of expense growth and due to the effect of the WAQS. The effect of WAQS resulted in a 0.8 percentage points improvement in the underwriting, acquisition and insurance expense ratio. Excluding the impact of the WAQS our expense ratio was 37.1% and 37.4% for the six months ended June 30, 2019 and June 30, 2018, respectively.

The following table summarizes the components of the expense ratio for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$94,311	23.7%	$86,530	23.7%
Underwriting and insurance expenses	53,222	13.4%	50,102	13.7%
Underwriting, acquisition and insurance expenses(1)	147,533	37.1%	136,632	37.4%
Effect of WAQS(1)	(2,205)	(0.6%)	(4,906)	0.2%
Total underwriting, acquisition and insurance expenses	$145,328	36.5%	$131,726	37.6%

(1)

Total underwriting, acquisition and insurance expenses and the effect of the WAQS are calculated based on the net earned premiums including the effects of the WAQS for the six months ended June 30, 2019 and 2018.

Underwriting income

Underwriting income was $7.3 million for the six months ended June 30, 2019 compared to $7.1 million for the six months ended June 30, 2018, an increase of $0.2 million, or 3.5%.

Combined ratio

Our combined ratio was 98.2% for the six months ended June 30, 2019 compared to 98.0% for the six months ended June 30, 2018. Our adjusted combined ratio was 98.2% for the six months ended June 30, 2019 compared to 97.8% for the six months ended June 30, 2018.

Investing results

Our net investment income increased by 18.1% to $34.6 million for the six months ended June 30, 2019 from $29.3 million for the six months ended June 30, 2018.  The increase in net investment income is primarily due to an increase in the amount of invested assets.  Net investment yield increased by 0.1 percentage points to 3.6% for the six months ended June 30, 2019 compared to 3.5% for the six months ended June 30, 2018.  Gross investment income increased by 19.0% to $35.6 million for the six months ended June 30, 2019 compared to $29.9 million for the six months ended June 30, 2018.

The weighted average duration of our fixed income portfolio, including cash equivalents, was 2.9 years at June 30, 2019 and 3.5 years at June 30, 2018.

The following table summarizes the components of net investment income and net investment gains for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30
($ in thousands)	2019	2018	$ Change
Interest from securities	$32,650	$26,408	$6,242
Other investments	2,953	3,513	(560)
Gross investment income	35,603	29,921	5,682
Investment expenses	(1,047)	(664)	(383)
Net investment income	34,556	29,257	5,299
Net realized investment gains	250	399	(149)
Total	$34,806	$29,656	$5,150
Average cash and invested assets	$1,943,087	$1,667,962	$275,125

Interest and other expenses

Our interest and other expenses increased by $7.7 million to $13.5 million for the six months ended June 30, 2019 compared to $5.8 million for the six months ended June 30, 2018. The increase is primarily driven by other expenses of $7.2 million due to costs associated with the transition of our former Chief Executive Officer.

Income tax expense

Our effective tax rate for the six months ended June 30, 2019 was 21.8% compared to 20.3% for the six months ended June 30, 2018. The increase in the effective tax rate in 2019 compared to the same period in 2018 was primarily due to the effect of state income taxes. Our income tax payments for the six months ended June 30, 2019 and 2018 were $0.1 million and $0.1 million, respectively.

Adjusted operating income

Adjusted operating income was $27.9 million for the six months ended June 30, 2019, an increase of $3.5 million, or 14.4% from the adjusted operating income of $24.3 million for six months ended June 30, 2018. The increase in adjusted operating income for the six months ended June 30, 2019 was primarily related to the increase in underwriting income and net investment income of $0.2 million and $5.3 million, respectively.

Adjusted operating return on equity

Our adjusted operating return on equity was 13.1% for the six months ended  June 30, 2019, and 13.1% for the six months ended June 30, 2018.

Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with our operations primarily conducted by our wholly owned insurance subsidiaries, New York Marine and Gotham, which are domiciled in New York, and Southwest Marine, which is domiciled in Arizona. Accordingly, the holding company may receive cash through (1) loans from banks, (2) draws on a revolving loan agreement, (3) issuance of equity and debt securities, (4) corporate service fees from our operating subsidiaries, (5) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (6) subject to certain limitations discussed below, dividends from our insurance subsidiaries. We also may use the proceeds from these sources to contribute funds to the insurance subsidiaries in order to support premium growth, reduce our reliance on reinsurance, and pay dividends and taxes and for other business purposes.

We receive corporate service fees from the operating subsidiaries to reimburse us for most of the operating expenses that we incur. Reimbursement of expenses through corporate service fees is based on the actual costs that we expect to incur with no mark-up above our expected costs.

Management believes that the Company has sufficient liquidity available to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

Cash Flows

Our most significant source of cash is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period and net of the related commission amount for the policies. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that generally earn interest and dividends. We also use cash to pay for operating expenses such as salaries, rent and taxes and capital expenditures such as technology systems. As described under “—Reinsurance” below, we use reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.

The casualty-focused nature of our products, and limited property exposures, enabled significant and increasing operating cash flow generation. The timing of our cash flows from operating activities can vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, and as a result their timing can influence cash flows from operating activities in any given period. Management believes that cash receipts from premiums, proceeds from investment sales and investment income are sufficient to cover cash outflows in the foreseeable future.

Our cash flows for the six months ended June 30, 2019 and 2018 were:

	Six Months Ended June 30
	2019	2018
($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$159,341	$133,447
Investing activities	(146,694)	(155,942)
Financing activities	—	—
Effect of exchange rate differences on cash	—	—
Change in cash and cash equivalents	$12,647	$(22,495)

The increase in cash provided by operating activities for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was largely driven by the timing of reinsurance activity.

Reinsurance

We actively use ceded reinsurance across our book of business to reduce our overall risk position and to protect our capital. Reinsurance involves a primary insurance company transferring, or “ceding”, a portion of its premium and losses in order to limit its exposure. The ceding of liability to a reinsurer does not relieve the obligation of the primary insurance to the policyholder. The primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement. Our reinsurance is primarily contracted under excess of loss agreements. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses, in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses.

We use quota share and facultative reinsurance in selected niches, on a limited basis. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission.  Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. It is used for a variety of reasons, including supplementing the limits provided by the treaty coverage or covering risks or perils excluded from treaty reinsurance.

Our largest quota share reinsurance agreements were the WAQS.  In connection with the divestment of our U.K. business, New York Marine as reinsured entered into the WAQS with third party reinsurers to maintain reasonable underwriting leverage within New York Marine and its subsidiary insurance companies during a transition period following the U.K. divestment. During 2018, and following the transition of the U.S. business back to New York Marine, the WAQS were terminated.

The following is a summary of our significant excess of loss reinsurance programs as of June 30, 2019:

Line of Business Covered	Reinsurance Coverage
Property - per risk	$37.0 million excess of $3.0 million
Property - catastrophe	$195.0 million excess of $5.0 million
Casualty - 77% placed; 22.5% co-participation	General Liability: $3.0 million excess of $2.0 million Supported Umbrella: $9.0 million excess of $1.0 million Unsupported Umbrella: $8.0 million excess of $2.0 million
Primary Workers Compensation	$37.0 million excess of $3.0 million
Excess Workers Compensation	$95.0 million excess of $5.0 million
Marine	$42.5 million excess of $2.5 million

(1)

Our excess of loss reinsurance reduces the financial impact of a loss occurrence.  Our excess of loss reinsurance includes reinstatement provisions, inuring relationships, and other clauses that may impact the amount recovered on a loss occurrence.

At each annual renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties.

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At each of June 30, 2019 and 2018 the allowance for uncollectible reinsurance was $7.2 million, and $5.5 million respectively. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers.  At June 30, 2019, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. The remaining reinsurance recoverable with non rated reinsurers is collateralized through funds held and letters of credit.

Ratings

ProSight and its insurance subsidiaries have a financial strength rating of “A-” (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” (In Liquidation). The “A-” (Excellent) rating is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and is not an evaluation directed at investors. See also “Risk Factors—Risks Related to Our Business—A downgrade in our Financial Strength Ratings (“FSRs”) from A.M. Best could negatively affect our results of operations.”

The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance subsidiaries to attract and retain our distribution partners and on the risk profiles of the submissions for insurance that the insurance subsidiaries receive. The “A-” (Excellent) rating affirmed by A.M. Best on November 1, 2018 is consistent with our business plan and allows us to actively pursue relationships with the distribution partners identified in our marketing plan.

Financial Condition

Stockholders’ equity

At June 30, 2019, total stockholders’ equity was $459.0 million and tangible stockholders’ equity was $429.7 million, compared to total stockholders’ equity of $389.8 million and tangible stockholders’ equity of $360.6 million at December 31, 2018. The increase in both total and tangible stockholders’ equity was primarily due to net unrealized gains on investment securities of $51.2 million and net income of $22.4 million, for the six months ended June 30, 2019.

Tangible stockholders’ equity is a non-GAAP financial measure. We define tangible stockholders’ equity as stockholders’ equity less goodwill and intangible assets. Our definition of tangible stockholders’ equity may not be comparable to that of other companies, and it should not be viewed as a substitute for stockholders’ equity calculated in accordance with GAAP. We use tangible stockholders’ equity internally to evaluate the strength of our balance sheet and to compare returns relative to this measure.

Stockholders’ equity at June 30, 2019 and December 31, 2018 reconciles to tangible stockholders’ equity as follows:

	June 30, 2019	December 31, 2018
($ in thousands)
Stockholders’ equity	$458,950	$389,830
Less: Intangible assets	29,204	29,219
Tangible stockholders’ equity	$429,746	$360,611
Book value per share	$11.81	$10.03
Tangible book value per share	$11.06	$9.28

Initial Public Offering

On July 29, 2019, the Company completed its initial public offering (“IPO”) with the sale of 7,857,145  shares of the Company’s common stock, including the issuance and sale by the Company of 4,285,715 shares of the Company’s common stock and the sale by ProSight Parallel Investment LLC and ProSight Investment LLC (collectively, the “GS Investors”) and ProSight TPG, L.P., TPG PS 1, L.P., TPG PS 2, L.P., TPG PS 3, L.P. and TPG PS 4, L.P. (collectively the “TPG Investors” and together with the GS Investors, the “Principal Stockholders”) of 3,571,430 shares of the Company’s common stock.

Shares of the Company’s common stock were initially offered to the public by the underwriters in the IPO at a per-share price of $14.00. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds to the Company from the IPO were approximately $51.6 million. The Company did not receive any of the proceeds from the sale of the shares of the Company’s common stock sold by the Principal Stockholders in the IPO. Following the IPO, the GS Investors continue to hold approximately 40.9% of the Company’s outstanding common stock and the TPG Investors continue to hold approximately 39.4% of the Company’s outstanding common stock.

2019 Equity Incentive Plan

In connection with, and prior to the completion of the IPO, PGHL’s Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) was terminated. Immediately prior to the merger, all outstanding P Shares granted under the 2010 Plan prior to the IPO, were cancelled, and all outstanding RSUs granted under the 2010 Plan converted into RSUs based on the shares of common stock of the Company.

On July 24, 2019, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, and units and other cash‑based or share‑based awards.

The 2019 Plan is administered by the compensation committee of the Company’s board of directors. Subject to the provisions of the 2019 Plan, the compensation committee determines in its discretion the persons to whom and the times at which awards are granted, the size of awards (subject to certain limitations set forth in the compensation committee charter) and the terms and conditions of awards.

A total of 4,500,000 shares of common stock are initially authorized and reserved for issuance under the 2019 Plan, including shares underlying RSUs granted under the 2010 Plan, which converted into the Company’s common stock, effective July 25, 2019, as a result of the merger.

The following is a summary of the post-offering compensation included in the 2019 Plan, including the number of common stock reserved to each award mentioned below:

(i)

183,095 annual long-term incentive awards in respect of 2019, 50% of which are time-vesting RSUs and 50% of which are performance-vesting RSUs, granted to management in connection with the IPO. The fair value of such awards is $2.6 million at grant date.

(ii)

1,302,198 supplemental RSU awards, 100% of which are time-vesting RSUs, granted to management in connection with the IPO and subject to vesting as follows: 25% vested at grant date, 25% will vest on the second anniversary of the grant date, subject to continued service, and 50% will vest on the third anniversary of the grant date, subject to continued service. The fair value of the supplemental RSUs is $18.2 million.

(iii)	250,000 founders grant awards in the form of time-vesting RSUs with a fair value of $3.5 million at grant date. These awards will cliff vest on the third anniversary of the grant date.
(iv)

26,399 non-employee director RSU awards with a fair value of $0.4 million at grant date (other than RSUs granted to non-employee directors designated by the Company’s principal stockholders, if any, which will be determined by the Board of Directors. These awards are fully vested on grant date.

(v)	668,135 RSUs initially granted under the 2010 Plan that were converted into RSUs based on shares of the Company’s common stock upon the consummation the merger.

2019 Employee Stock Purchase Plan

On July 24, 2019, the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO.  A total of 1,000,000 shares of the Company’s common stock will be reserved and available for sale under the 2019 ESPP.

The compensation committee of the board of directors administers the 2019 ESPP and have full authority to interpret the terms of the 2019 ESPP.

Investment portfolio

Our cash and invested assets consist of debt securities, cash and cash equivalents, short-term investments and alternative investments.

At June 30, 2019, the majority of the portfolio, or $1.9 billion, was comprised of securities that are classified as available-for sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investments were $190.4 million of alternative investments carried at fair value. Our securities, including cash equivalents, had a weighted average duration of 2.9 years and an average rating of “A” at June 30, 2019. Our investment portfolio had a gross return of 3.7% at June 30, 2019, compared to 3.6% at June 30, 2018.

At June 30, 2019 and December 31, 2018, the amortized cost and fair value on fixed-maturity securities were as follows:

	June 30, 2019			December 31, 2018
		Estimated	% of Total		Estimated Fair	% of Total Fair
	Amortized Cost	Fair Value	Fair Value	Amortized Cost	Value	Value
($ in thousands)
Fixed rate securities:	$1,092,429	$1,111,505	53.7%	$1,045,990	$1,010,781	55.3%
Floating rate securities:	631,504	644,466	31.8%	554,626	556,104	30.4%
Alternate available-for-sale:	131,227	128,018	6.2%	129,139	126,497	6.9%
Total Bonds	1,855,160	1,883,989	91.7%	1,729,755	1,693,382	92.6%
Other investments:
Commercial levered loans	16,549	16,168	0.8%	16,915	15,858	0.9%
Limited partnerships	62,351	62,351	3.0%	53,432	53,432	2.9%
Short-term investments	49,824	49,824	2.4%	36,661	36,661	2.0%
Cash and cash equivalents	43,170	43,170	2.1%	29,900	29,900	1.6%
Total other investments	171,894	171,513	8.3%	136,908	135,851	7.4%
Total Investments	$2,027,054	$2,055,502	100.0%	$1,866,663	$1,829,233	100.0%

The table below presents the credit quality of total bonds at June 30, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) or Equivalent Designation:

	June 30, 2019		December 31, 2018
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
($ in thousands)
AAA	$207,318	11.0%	$172,575	10.2%
AA	271,246	14.4%	295,704	17.4%
A	663,241	35.2%	570,846	33.7%
BBB	569,331	30.2%	493,900	29.2%
Below BBB/Not rated	172,853	9.2%	160,357	9.5%
Total	$1,883,989	100.0%	$1,693,382	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities presented by contractual maturity as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019			December 31, 2018
		Estimated	% of Fair		Estimated Fair
	Amortized Cost	Fair Value	Value	Amortized Cost	Value	% of Fair Value
($ in thousands)
Due in one year or less	$85,287	$85,352	4.5%	$82,048	$81,553	4.8%
Due after one year through five years	724,384	731,504	38.8%	613,707	602,223	35.6%
Due after five years through ten years	499,428	510,299	27.1%	552,061	529,257	31.2%
Due after ten years	84,243	83,261	4.4%	81,993	75,810	4.5%
Asset-backed securities	86,573	87,554	4.7%	82,603	83,581	4.9%
Collateralized Loan Obligations	173,538	172,141	9.2%	161,421	156,913	9.3%
Commercial Mortgage Backed Securities	65,174	66,561	3.5%	55,980	53,843	3.2%
Residential Mortgage Backed Securities– non-agency	66,350	77,148	4.1%	68,594	79,551	4.7%
Residential Mortgage Backed Securities – agency	70,183	70,169	3.7%	31,348	30,651	1.8%
Total fixed maturities	$1,855,160	$1,883,989	100.0%	$1,729,755	$1,693,382	100.0%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Restricted investments

In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities.

The fair value of our restricted assets was $569.6 million at June 30, 2019.  This includes $124.4 million of funds in trust for the mutual benefit of our insurance companies due to participation in our intercompany pooling agreement.  Restricted investments increased 4.1%, or $22.5 million, when compared to December 31, 2018 primarily due to state deposits.

Off-balance sheet arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2019.

As part of the 2017 sale transaction to divest our U.K. business, we entered into Aggregate Stop-Loss and 100% Quota Share reinsurance agreements as reinsurer, with Lloyd’s Syndicate 1110 as our reinsured and committed to fund Lloyd’s Syndicate 1110’s “Funds At Lloyd’s” requirements until June 30, 2020, though such Funds at Lloyd’s obligations would effectively terminate when the 2017 Year of Account completes a “Reinsurance to Close” transaction, which is expected by March 2020. We entered into a Letter of Credit facility arranged to fulfill a portion of these requirements. The facility has a principal amount of £17.7 million and contains certain covenants that require us, among other items, to maintain a minimum net worth, to remain within maximum leverage ratios, meet a minimum RBC ratio and maintain specified liquidity levels.

Reconciliation of Non-GAAP Financial Measures

Reconciliation of underwriting income

Underwriting income is a non-GAAP financial measure that we believe is useful in evaluating our underwriting performance without regard to investment income. Underwriting income represents the pre-tax profitability of our insurance operations and is derived by subtracting losses and LAE and underwriting, acquisition and insurance expenses from net earned premiums. We use underwriting income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance. Underwriting income should not be considered in isolation or viewed as a substitute for net income calculated in accordance with GAAP, and other companies may calculate underwriting income differently.

Net income for the three and six months ended June 30, 2019 and 2018 reconciles to underwriting income as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2019	2018	2019	2018
Net income	$8,696	$14,652	$22,391	$24,662
Income tax expense	2,423	3,723	6,238	6,281
Income before taxes	11,119	18,375	28,629	30,943
Net investment income	17,398	15,548	34,556	29,257
Net investment gains	137	686	250	399
Interest and other expense, net	10,220	2,916	13,489	5,779
Underwriting income	$3,804	$5,057	$7,312	$7,066

Reconciliation of adjusted operating income

Adjusted operating income is a non-GAAP financial measure that we use as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and underlying business performance, by excluding items that are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future. Adjusted operating income should not be considered in isolation or viewed as a substitute for our net income calculated in accordance with GAAP. Other companies may calculate adjusted operating income differently.

Adjusted operating income for the three and six months ended June 30, 2019 and 2018 reconciles to net income as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2019	2018	2019	2018
Net income	$8,696	$14,652	$22,391	$24,662
Income tax expense	2,423	3,723	6,238	6,281
Income before taxes	11,119	18,375	28,629	30,943
Transition expense and net investment (gains)	7,033	(686)	6,920	(399)
Adjusted operating income before taxes	18,152	17,689	35,549	30,544
Less: income tax expense on adjusted operating income	3,924	3,579	7,691	6,197
Adjusted operating income	$14,228	$14,110	$27,858	$24,347

Critical accounting estimates

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in the Prospectus.

For additional information about our critical accounting policies and estimates, see the disclosure included in the Prospectus, as well as Note 1 – Basis of Reporting in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. The primary components of market risk affecting us are credit risk and interest rate risk. We do not have significant exposure to equity risk, foreign currency exchange rate risk or commodity risk.

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of debt instruments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2018, our securities portfolio had an average rating of  “A,” with approximately 66.2% of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment-grade securities and to limit investments in fixed maturities that are unrated or rated below investment-grade. At December 31, 2018, approximately 7.4% of our securities portfolio was unrated or rated below investment-grade. We monitor the financial condition of all of the issuers of securities in our portfolio.

In addition, we are subject to credit risk with respect to our third-party reinsurers. Although our third-party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that generally have an A.M. Best rating of  “A-” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to our investment portfolio is interest rate risk associated with investments in securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our securities decreases. Conversely, as interest rates fall, the fair value of our securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio in directional relation to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed income investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted average duration of the portfolio, including cash equivalents, was 2.9 years as of December 31, 2018.

We had securities that were subject to interest rate risk with a fair value of $1.7 billion at December 31, 2018 and $1.5 billion at December 31, 2017. The table below illustrates the sensitivity of the fair value of our securities to selected hypothetical changes in interest rates as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
($ in thousands)	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
200 basis points increase	$1,600,239	$(93,143)	(5.5)%	$1,376,647	$(107,784)	(7.3)%
100 basis points increase	$1,645,364	$(48,018)	(2.8)%	$1,428,390	$(56,041)	(3.8)%
No Change	$1,693,382	$-	-%	$1,484,431	$-	-%
100 basis points decrease	$1,744,292	$50,910	3.0%	$1,544,770	$60,399	4.1%
200 basis points decrease	$1,798,095	$104,713	6.2%	$1,609,406	$124,975	8.4%

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10‑Q, the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures defined under Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Part II: Other Information

Item 1: Legal Proceedings

We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our condensed consolidated financial position.

Item 1A: Risk Factors

There have been no material changes to our risk factors previously disclosed in the Company’s Prospectus filed with the Securities and Exchange Commission on July 25, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds

On July 29, 2019, the Company completed its IPO with the sale of 7,857,145 shares of the Company’s common stock, including the issuance and sale by the Company of 4,285,715 shares of the Company’s common stock and the sale by the Principal Stockholders of 3,571,430 shares of the Company’s common stock. Shares of the Company’s common stock were initially offered to the public by the underwriters in the IPO at a per-share price of $14.00 pursuant to the Prospectus that formed part of the Company’s Registration Statement on Form S-1 (File No. 333-232440), which became effective on July 24, 2019. After deducting underwriting discounts and commissions and estimated offering expenses, net proceeds from the IPO were approximately $51.6 million. The Company did not receive any of the proceeds from the sale of the shares of the Company’s common stock sold by the Principal Stockholders in the IPO.

We intend to use the net proceeds from the IPO for general corporate purposes, which may include capital contributions to our insurance subsidiaries in conjunction with future growth of premiums written. The principal purposes of the IPO are to create a public market for our common stock, obtain additional capital, facilitate future access to public equity markets, increase awareness of our company in the market, facilitate the use our common stock as a means of attracting and retaining key employees and provide liquidity to our current stockholders.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None.

Item 6: Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of ProSight Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
3.2	Amended and Restated Bylaws of ProSight Global, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.1	Registration Rights Agreement between ProSight Global, Inc. and the Holders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProSight Global, Inc.

Dated: August 8, 2019	By:	/s/ Lawrence Hannon
Lawrence Hannon
President and Chief Executive Officer

Dated: August 8, 2019	By:	/s/ Anthony S. Piszel
Anthony S. Piszel
Chief Financial Officer