Form 10-Q
period 2019-09-30
ProSight Global, Inc.
filed 2019-11-06
CIK 1634038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

There were 43,021,300 shares of Common Stock ($0.01 par value) outstanding as of November 6, 2019.

PROSIGHT GLOBAL, INC.

ProSight Global, Inc.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands except share amounts)	2019	2018
Assets		(As restated)
Investments:
Fixed income securities, available-for-sale at fair value (amortized cost $1,985,250 in 2019 and $1,729,755 in 2018)	$2,025,955	$1,693,382
Commercial levered loans at amortized cost (fair value $14,323 in 2019 and $15,858 in 2018)	14,601	16,915
Limited partnerships and limited liability companies at fair value (cost $61,015 in 2019 and $51,903 in 2018)	65,322	53,432
Short-term investments	14,398	36,661
Total investments	2,120,276	1,800,390
Cash and cash equivalents	24,577	22,279
Restricted cash	7,451	7,621
Accrued investment income	13,452	12,279
Premiums and other receivables, net	179,920	200,347
Receivable from reinsurers on paid losses	5,849	12,428
Reinsurance receivable on unpaid losses	213,977	185,295
Deferred policy acquisition costs	103,542	93,613
Prepaid reinsurance premiums	47,285	44,626
Net deferred income taxes	9,361	33,239
Goodwill and net intangible assets	29,196	29,219
Fixed assets and capitalized software, net	37,679	39,001
Funds withheld related to sale of affiliate	19,566	19,397
Other assets	31,255	57,653
Assets of discontinued operations	20,098	19,719
Total assets	$2,863,484	$2,577,106

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$1,515,224	$1,396,812
Reserve for unearned premiums	472,761	435,933
Ceded reinsurance payable	4,099	13,281
Notes payable, net of debt issuance costs	164,609	182,355
Funds held under reinsurance agreements	68,243	63,165
Other liabilities	81,029	73,474
Liabilities of discontinued operations	26,936	22,256
Total liabilities	2,332,901	2,187,276

Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,034,220 and 38,864,289 shares issued and 43,021,300 and 38,851,369 shares outstanding in 2019 and 2018, respectively	430	389
Paid-in capital	661,357	607,260
Accumulated other comprehensive income (loss)	33,930	(22,315)
Retained deficit	(164,934)	(195,304)
Treasury shares - at cost (12,920 shares)	(200)	(200)
Total stockholders’ equity	530,583	389,830
Total liabilities and stockholders’ equity	$2,863,484	$2,577,106

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands except per share amounts)	2019	2018	2019	2018
Gross written premiums	$227,196	$201,296	$718,066	$673,271
Net premiums earned	202,455	187,108	600,543	537,687
Net investment income	16,974	14,044	51,530	43,301
Realized investment gains, net	245	406	495	805
Other income	196	168	386	504
Total revenues	219,870	201,726	652,954	582,297

Expenses:
Net losses and loss adjustment expenses incurred	127,196	109,976	372,644	321,763
Policy acquisition expenses	45,953	44,195	138,059	125,819
General and administrative expenses	25,967	25,051	79,189	75,153
Interest expense	3,216	3,092	9,725	9,207
Other expense	7,162	—	14,332	—
Total expenses	209,494	182,314	613,949	531,942
Income from continuing operations before income taxes	10,376	19,412	39,005	50,355

Income tax provision:
Current	146	184	369	(220)
Deferred	1,869	3,625	7,884	10,310
Total income tax expense	2,015	3,809	8,253	10,090
Net income from continuing operations	8,361	15,603	30,752	40,265

Discontinued operations:
Net (loss) income from discontinued operations	(49)	(429)	(382)	158

Net income	$8,312	$15,174	$30,370	$40,423

Earnings per share – basic:
Net income from continuing operations	$0.20	$0.40	$0.77	$1.04
Net income	$0.19	$0.39	$0.76	$1.04

Earnings per share – diluted:
Net income from continuing operations	$0.19	$0.40	$0.76	$1.02
Net income	$0.19	$0.38	$0.75	$1.02

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2019	2018	2019	2018
Net income	$8,312	$15,174	$30,370	$40,423

Other comprehensive income (loss), net of taxes:
Change in unrealized holding gains (losses) on securities, net of deferred tax expense (benefit) of $2,651 and $16,098 in 2019 and $335 and $(8,090) in 2018	9,292	(528)	60,478	(32,134)
Less: reclassification adjustment for gains included in net income, net of tax expense of $156 and $104 in 2019 and $278 and $169 in 2018	4,206	29	4,233	1,112
Other comprehensive income (loss)	5,086	(557)	56,245	(33,246)
Comprehensive income	$13,398	$14,617	$86,615	$7,177

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
	Preferred	Common	Paid-In	Other Comprehensive	Retained	Treasury
($ in thousands)	Stock	Stock	Capital	Income (Loss)	Deficit	Shares	Total
December 31, 2017 (As restated)	$—	$387	$606,346	$19,297	$(249,847)	$(200)	$375,983
Stock based employee compensation plan	—	—	238	—	—	—	238
Net unrealized loss on investment securities, net of deferred tax benefit of $(5,502)	—	—	—	(21,459)	—	—	(21,459)
Net income	—	—	—	—	10,795	—	10,795
March 31, 2018	$—	$387	$606,584	$(2,162)	$(239,052)	$(200)	$365,557
Stock based employee compensation plan	—	—	160	—	—	—	160
Net unrealized loss on investment securities, net of deferred tax benefit of $(2,814)	—	—	—	(11,230)	—	—	(11,230)
Net income	—	—	—	—	14,454	—	14,454
June 30, 2018	$—	$387	$606,744	$(13,392)	$(224,598)	$(200)	$368,941
Stock based employee compensation plan	—	—	161	—	—	—	161
Net unrealized loss on investment securities, net of deferred tax expense of $57	—	—	—	(557)	—	—	(557)
Net income	—	—	—	—	15,174	—	15,174
September 30, 2018	$—	$387	$606,905	$(13,949)	$(209,424)	$(200)	$383,719

December 31, 2018 (As restated)	$—	$389	$607,260	$(22,315)	$(195,304)	$(200)	$389,830
Stock based employee compensation plan	—	—	77	—	—	—	77
Net unrealized gain on investment securities, net of deferred tax expense of $7,265	—	—	—	27,752	—	—	27,752
Equity distribution	—	—	(4,174)	—	—	—	(4,174)
Net income	—	—	—	—	13,440	—	13,440
March 31, 2019	$—	$389	$603,163	$5,437	$(181,864)	$(200)	$426,925
Net unrealized gain on investment securities, net of deferred tax expense of $6,234	—	—	—	23,407	—	—	23,407
Net income	—	—	—	—	8,618	—	8,618
June 30, 2019	$—	$389	$603,163	$28,844	$(173,246)	$(200)	$458,950
Stock based employee compensation plan	—	—	6,785	—	—	—	6,785
Net unrealized gain on investment securities, net of deferred tax expense of $2,495	—	—	—	5,086	—	—	5,086
Proceeds from common stock sold in initial public offering, net of offering costs	—	42	51,557	—	—	—	51,599
Shares cancelled	—	(1)	1	—	—	—	—
Retirement of common stock (tax payments on equity compensation)	—	—	(149)	—	—	—	(149)
Net income	—	—	—	—	8,312	—	8,312
September 30, 2019	$—	$430	$661,357	$33,930	$(164,934)	$(200)	$530,583

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
($ in thousands)	2019	2018
Operating activities
Net income from continuing operations	$30,752	$40,265
Net (loss) income from discontinued operations	(382)	158
Net income	30,370	40,423

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred taxes	7,884	10,310
Net realized investment gains	(495)	(805)
Net limited partnerships gains	(2,917)	(2,893)
Net accretion from bonds and commercial loans	(1,568)	(3,017)
Depreciation and amortization	6,222	5,383
Amortization of debt issuance costs	254	254
Stock based compensation	6,862	559

Changes in:
Premiums and other receivables	20,427	(34,112)
Receivable from reinsurers on paid losses and reinsurance receivable on unpaid losses	(22,103)	(13,555)
Ceded reinsurance payable	(9,182)	23,085
Accrued investment income	(1,173)	(4,201)
Deferred policy acquisition costs	(9,929)	(34,388)
Prepaid reinsurance premiums	(2,659)	62,666
Reserve for unpaid losses and loss adjustment expenses	118,412	110,871
Reserve for unearned premiums	36,828	72,184
Funds withheld related to sale of affiliate	(169)	518
Funds held under reinsurance agreements	5,078	(45,369)
Other assets	22,249	11,155
Other liabilities	7,555	9,395
Total adjustments	181,576	168,040
Net cash provided by operating activities – continuing operations	212,328	208,305
Net cash used in operating activities – discontinued operations	(267)	(230)
Net cash provided by operating activities	212,061	208,075

Investing activities
Purchases of available-for-sale fixed income securities	(423,335)	(315,137)
Sales of available-for-sale fixed income securities	67,848	78,488
Redemptions of available-for-sale fixed income securities	100,713	60,806
Purchases of commercial levered loans	—	(2,612)
Redemptions of commercial levered loans	2,298	10,142
Purchases of limited partnerships	(13,016)	(32,472)
Distributions and redemptions from limited partnerships	4,043	2,351
Purchases of short-term investments	(293,065)	(146,351)
Sales of short-term investments	315,767	115,728
Acquisition of fixed assets and capitalized software	(4,903)	(5,964)
Net cash used in investing activities - continuing operations	(243,650)	(235,021)
Net cash (used in) provided by investing activities - discontinued operations	(380)	2,501
Net cash used in investing activities	(244,030)	(232,520)

Financing activities
Proceeds from shares issued	51,599	—
Tax withholding on stock compensation awards	(149)	—
Proceeds from notes payable	—	5,000
Repayment of notes payable	(18,000)	—
Net cash provided by financing activities	33,450	5,000

Net change in cash and cash equivalents	1,481	(19,445)
Cash, cash equivalents and restricted cash at beginning of year - continuing operations	29,900	77,872
Cash, cash equivalents and restricted cash at beginning of year - discontinued operations	1,034	1,322
Less: cash, cash equivalents and restricted cash at end of period - discontinued operations	(387)	(3,570)
Cash, cash equivalents and restricted cash at end of period - continuing operations	$32,028	$56,179

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

As a result of the merger, the assets and liabilities of the Company include, effective July 25, 2019, the assets and liabilities of PGHL. In addition, on July 24, 2019, in connection with the merger, the Company’s duly adopted amended and restated certificate of incorporation (the Certificate of Incorporation) became effective, providing for, among other things, the authorization of 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. All share and per share amounts in the unaudited interim consolidated financial statements and related notes have been restated for all historical periods prior to and including June 30, 2019, presented to give effect to the merger and related conversion of shares, including reclassifying an amount equal to the change in value of common stock to additional paid-in capital, as well as the effectiveness of the Certificate of Incorporation.

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

Shares of the Company’s common stock were initially offered to the public by the underwriters in the IPO at a per-share price of $14.00. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds to the Company from the IPO were approximately $51.6 million. The Company did not receive any of the proceeds from the sale of the shares of the Company’s common stock sold by the Principal Stockholders in the IPO. Following the IPO, the GS Investors held approximately 40.9% of the Company’s outstanding common stock and the TPG Investors held approximately 39.4% of the Company’s outstanding common stock.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

On August 15, 2019 the Principal Stockholders completed the sale of 1,178,570 shares of the Company’s common stock at a price of $14.00 per share less the underwriting discount pursuant to the underwriters’ exercise of their over-allotment option granted in connection with the IPO. The offering was registered pursuant to the registration statement on Form S-1, which the SEC declared effective on July 24, 2019. The Company did not receive any of the proceeds from the sale of the shares of common stock of the Company sold by the Principal Stockholders in this offering. Following this offering, the GS Investors held approximately 39.5% of the Company’s outstanding common stock and the TPG Investors held approximately 38.0% of the Company’s outstanding common stock.

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

2. Recently Adopted Accounting Standards

No Accounting Standards Updates (ASU) have been adopted during the nine months ended September 30, 2019.

Accounting Guidance Not Yet Adopted

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-01, Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance: (i) requires equity investments to be measured at fair value with changes in fair value recognized in earnings; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale (AFS) security should be evaluated with other deferred tax assets. The Company shall apply ASU 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU 2016-01 is effective for public entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. For the Company, ASU 2016-01 is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. The Company is currently evaluating ASU 2016-01 and does not expect a material impact on its financial condition and results of operations.

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

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for public entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted.  For the Company, ASU 2016-16 is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019.  The Company is currently evaluating the impact of ASU 2016-16 and does not expect a material impact on its financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This update shall be applied retrospectively and is effective for all entities annual and interim periods beginning after December 15, 2019, with early adoption permitted. As the requirements of this literature are disclosure only, ASU 2018-13 will not impact the Company’s financial condition or results of operations.

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

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of this guidance on its financial condition or results of operations.

3. Supplemental Cash Flow

Supplemental cash flow information for the nine months ended September 30, 2019 and 2018, is as follows:

	Nine Months Ended September 30
($ in thousands)	2019	2018
Cash paid during the period for:
Interest	$6,783	$6,159

In September 2019, the Company withheld 8,388 shares of common stock from an employee related to a tax liability incurred upon the settlement of vested restricted stock units (RSUs). The number of shares of common stock issued, upon the settlement of vested RSUs net of tax withholding, was 22,203.

4. Discontinued Operations

In March 2017, the Company announced its exit from the U.K. insurance market. The financial results and subsequent expenses directly attributable to U.K. operations are included in the Company’s financial statements and classified within discontinued operations for all periods presented. Net loss for discontinued operations was an insignificant amount and $0.4 million for the three and nine months ended September 30, 2019, respectively. Net loss for discontinued operations was $0.4 million and net income for discontinued operations was $0.2 million for the three and nine months ended September 30, 2018, respectively.

The following represents the carrying amounts of assets and liabilities associated with the exit from the insurance market in the U.K. reported as discontinued operations in its consolidated balance sheet:

	September 30,	December 31,
($ in thousands)	2019	2018
Assets
Total cash and investments	$9,993	$10,436
Other assets	10,105	9,283
Total assets	$20,098	$19,719

Liabilities
Unpaid losses and loss adjustment expenses	$19,189	$14,030
Other liabilities	7,747	8,226
Total liabilities	$26,936	$22,256

5. Investments

Fixed income securities may include U.S. Treasury securities, government agency securities, municipal debt obligations, residential mortgage backed securities (RMBS), commercial mortgage backed securities (CMBS), collateralized loan obligations (CLO), asset backed securities (ABS) and corporate debt securities.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

(a) The gross unrealized gains and losses on AFS securities included in assets from continuing operations at September 30, 2019, are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Fixed income securities:
U.S. Treasury securities	$72,175	$1,280	$(104)	$73,351
Government agency securities	4,840	6	—	4,846
Corporate debt securities	1,348,716	31,712	(4,646)	1,375,782
Municipal debt obligations	14,434	323	(1)	14,756
ABS	84,227	1,139	(150)	85,216
CLO	181,843	160	(2,259)	179,744
CMBS	67,986	2,416	(42)	70,360
RMBS - non-agency	63,803	10,690	(179)	74,314
RMBS - agency	147,226	940	(580)	147,586
Total fixed income securities	$1,985,250	$48,666	$(7,961)	$2,025,955

The gross unrealized gains and losses on AFS securities included in assets from continuing operations at December 31, 2018, are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Fixed income securities:
U.S. Treasury securities	$92,219	$126	$(2,017)	$90,328
Corporate debt securities	1,231,352	1,216	(40,138)	1,192,430
Municipal debt obligations	6,238	—	(153)	6,085
ABS	82,603	1,095	(117)	83,581
CLO	161,421	160	(4,668)	156,913
CMBS	55,980	—	(2,137)	53,843
RMBS - non-agency	68,594	11,078	(121)	79,551
RMBS - agency	31,348	—	(697)	30,651
Total fixed income securities	$1,729,755	$13,675	$(50,048)	$1,693,382

(b) The following table summarizes all securities in an unrealized loss position at September 30, 2019, the fair value and gross unrealized loss by asset class and by length of time those securities have been in a loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
						Total
	Fair	Unrealized	Fair	Unrealized	Total	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
U.S. Treasury securities	$9,666	$(12)	$19,521	$(92)	$29,187	$(104)
Corporate debt securities	116,619	(1,934)	127,966	(2,712)	244,585	(4,646)
Municipal debt obligations	6,163	(1)	—	—	6,163	(1)
ABS	21,344	(95)	4,746	(55)	26,090	(150)
CLO	72,748	(672)	63,636	(1,587)	136,384	(2,259)
CMBS	6,555	(9)	6,081	(33)	12,636	(42)
RMBS - non-agency	922	(2)	2,532	(177)	3,454	(179)
RMBS - agency	54,026	(157)	11,736	(423)	65,762	(580)
Total	$288,043	$(2,882)	$236,218	$(5,079)	$524,261	$(7,961)

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

The Company was holding 336 and 708 fixed income securities that were in an unrealized loss position as of September 30, 2019 and December 31, 2018, respectively. The Company believes these unrealized losses are temporary, as they resulted from changes in market conditions, including interest rates or sector spreads, and are not considered to be credit risk related. Other-than-temporary impairments (OTTI) charges are recognized as a realized loss to the extent that they are credit related, unless the Company has the intent to sell the security or it is more-likely-than not that the Company will be required to sell the security. In those circumstances, the security is written down to fair value with the entire amount of the write-down charged to earnings as a component of realized losses. The Company had no OTTI charges for the three and nine months ended September 30, 2019 and 2018.

(c) The amortized cost and fair value of fixed income securities, which excludes the Company’s structured securities portfolio, at September 30, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$97,372	$97,585
Due after one through five years	722,887	733,382
Due after five through ten years	514,633	531,014
Due after ten years	105,273	106,754
	1,440,165	1,468,735
Structured securities:
ABS	84,227	85,216
CLO	181,843	179,744
CMBS	67,986	70,360
RMBS - non-agency	63,803	74,314
RMBS - agency	147,226	147,586
Total	$1,985,250	$2,025,955

The Company did not have any non-income producing fixed income investments as of September 30, 2019 and December 31, 2018, respectively.

(d) The Company elected to account for its investments in limited partnerships and limited liability companies of $65.3 million and $53.4 million at September 30, 2019 and December 31, 2018, respectively, at fair value. Changes in fair

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

value of such investments are recorded in the consolidated statements of operations within net investment income. The largest investment within the portfolio is the PIMCO Tactical Opportunities fund, which is carried at $35.2 million at September 30, 2019.

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

The limited partnerships and limited liability companies in which the Company invests sometimes impose limitations on the timing of withdrawals from the funds. The Company’s inability to withdraw its investment quickly from a particular limited partnership or a limited liability company that is performing poorly could result in losses and may affect liquidity. All of the Company’s limited partnerships and limited liability companies have timing limitations. Most limited partnerships and limited liability companies require a 90-day notice period in order to withdraw funds. Some limited partnerships and limited liability companies may require a withdrawal only at the end of their fiscal year. The Company may also be subject to withdrawal fees in the event the limited partnerships and limited liability companies are sold within a minimum holding period, which may be up to one year. Many limited partnerships and limited liability companies have invoked gated provisions that allow the fund to disperse redemption proceeds to investors over an extended period. The Company is subject to such restrictions, which may delay the receipt of proceeds from limited partnerships and limited liability companies.

(e) The Company invests in commercial levered loans, which are private placements. Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for loan losses. Interest on loans is calculated using the simple interest method on the daily principal amount outstanding. The allowance for loan losses related to impaired loans is determined based on the difference of the carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price. There was no allowance for loan losses at September 30, 2019 and December 31, 2018, respectively.

(f) Proceeds from sales and redemptions in AFS securities totaled $71.5 million and $19.2 million for the three months ended September 30, 2019 and 2018, respectively. Proceeds from sales and redemptions in AFS securities totaled $168.6 million and $139.3 million for the nine months ended September 30, 2019 and 2018, respectively. Gross realized gains from sales and redemptions in AFS securities totaled $0.3 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively. Gross realized losses from sales and redemptions of AFS investments totaled an insignificant amount and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2019 and 2018.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

(g) Net investment income included in net income from continuing operations in the consolidated statements of operations from each major category of investments for the three and nine months ended September 30, 2019 and 2018, is as follows:

($ in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Fixed income securities	$16,764	$14,422	$49,414	$40,830
Commercial levered loans	208	149	586	814
Net limited partnerships gains	468	68	2,862	2,893
Other	101	56	282	79
Gross investment income	17,541	14,695	53,144	44,616
Less: expenses	567	651	1,614	1,315
Net investment income	$16,974	$14,044	$51,530	$43,301

(h) Included in investments at September 30, 2019 and December 31, 2018, are securities required to be held by the Company (or those that are on deposit) with various regulatory authorities as required by law with a fair value of $209.1 million and $188.6 million, respectively. Fair value and carrying value of assets in the amount of $364.6 million and $353.0 million, respectively, were on deposit in collateral agreements at September 30, 2019. Fair value and carrying value of assets in the amount of $358.5 million and $368.0 million, respectively, were on deposit in collateral agreements at December 31, 2018.

(i) The investment portfolio has exposure to market risks, which include the effect of adverse changes in interest rates, credit quality, limited partnership value and illiquid securities including commercial levered loans and RMBS values on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Risks from investments in limited partnerships and limited liability companies and illiquid securities include the potential loss from the diminution in the value of the underlying investment of the limited partnerships and limited liability companies and the potential loss from changes in the fair value of commercial levered loans and RMBS.

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

As of September 30, 2019 and December 31, 2018, the Company does not hold any Level 1 securities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, nonbinding quotes in

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

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

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2019
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities:
U.S. Treasury securities	$—	$73,351	$—	$73,351
Government agency securities	—	4,846	—	4,846
Corporate debt securities	—	1,246,196	129,586	1,375,782
Municipal debt obligations	—	14,756	—	14,756
ABS	—	85,216	—	85,216
CLO	—	179,744	—	179,744
CMBS	—	70,360	—	70,360
RMBS - non agency	—	74,314	—	74,314
RMBS - agency	—	147,586	—	147,586
Total fixed income securities	$—	$1,896,369	$129,586	2,025,955

Investments measured at net asset value:
Limited partnerships and limited liability companies				65,322
Total assets at fair value				$2,091,277

	December 31, 2018
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities:
U.S. Treasury securities	$—	$90,328	$—	$90,328
Corporate debt securities	—	1,065,933	126,497	1,192,430
Municipal debt obligations	—	6,085	—	6,085
ABS	—	83,581	—	83,581
CLO	—	156,913	—	156,913
CMBS	—	53,843	—	53,843
RMBS - non agency	—	79,551	—	79,551
RMBS - agency	—	30,651	—	30,651
Total fixed income securities	$—	$1,566,885	$126,497	1,693,382

Investments measured at net asset value:
Limited partnerships and limited liability companies				53,432
Total assets at fair value				$1,746,814

There were no transfers between Levels 1 and 2 for the nine months ended September 30, 2019 and the year ended December 31, 2018.

In 2018, securities in the amount of $126.5 million were transferred from Level 2 into Level 3 as it was determined that these securities trade in inactive markets.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Management believes that the use of the fair value option as specified in Accounting Standards Codification No. 825, Financial Instruments to record limited partnerships and limited liability companies is consistent with its objective for such investments. As such, the entire limited partnership portfolio of $65.3 million and $53.4 million as of September 30, 2019 and December 31, 2018, respectively, was recorded using net asset value, which the Company has determined to be the best indicator of fair value for these investments.

The following tables disclose the carrying value and fair value of financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$14,601	$14,323	$—	$—	$14,323

Liabilities
Notes payable	$165,000	$167,736	$—	$167,736	$—
Unamortized debt issuance costs	(391)
Total notes payable	$164,609

	December 31, 2018
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$16,915	$15,858	$—	$—	$15,858

Liabilities
Notes payable	$183,000	$183,999	$—	$183,999	$—
Unamortized debt issuance costs	(645)
Total notes payable	$182,355

The fair value of the notes payable at September 30, 2019, approximated a price equal to $167.7 million or 101.7% of the par value. The fair value of the notes payable at December 31, 2018, approximated a price equal to $184.0 million or 100.5% of the par value.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables provides a summary of the changes in the fair value of securities measured using Level 3 inputs during the nine months ended September 30, 2019 and 2018:

Level 3
Corporate
($ in thousands)	Securities
Fair value, December 31, 2018	$126,497
Total net gains (losses) for the period included in:
Other comprehensive income	1,514
Net realized loss	(4)
Purchases	4,372
Sales	—
Issuances	—
Settlements	(2,793)
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, September 30, 2019	$129,586

Level 3
Corporate
($ in thousands)	Securities
Fair value, December 31, 2017	$—
Total net losses for the period included in:
Other comprehensive loss	(362)
Net realized loss	(9)
Purchases	7,228
Sales	—
Issuances	—
Settlements	(1,333)
Transfers into Level 3	119,004
Transfers out of Level 3	—
Fair value, September 30, 2018	$124,528

7. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) (AOCI) for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Gross	Tax	Net
June 30, 2019	$34,898	$6,054	$28,844
Unrealized holding gains on fixed income securities	11,943	2,651	9,292
Amounts reclassified into net income	4,362	156	4,206
Other comprehensive income	7,581	2,495	5,086
September 30, 2019	$42,479	$8,549	$33,930

($ in thousands)	Gross	Tax	Net
June 30, 2018	$(18,740)	$(5,348)	$(13,392)
Unrealized holding losses on fixed income securities	(193)	335	(528)
Amounts reclassified into net income	307	278	29
Other comprehensive loss	(500)	57	(557)
September 30, 2018	$(19,240)	$(5,291)	$(13,949)

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

($ in thousands)	Gross	Tax	Net
December 31, 2018	$(29,760)	$(7,445)	$(22,315)
Unrealized holding gains on fixed income securities	76,576	16,098	60,478
Amounts reclassified into net income	4,337	104	4,233
Other comprehensive income	72,239	15,994	56,245
September 30, 2019	$42,479	$8,549	$33,930

($ in thousands)	Gross	Tax	Net
December 31, 2017	$22,265	$2,968	$19,297
Unrealized holding losses on fixed income securities	(40,224)	(8,090)	(32,134)
Amounts reclassified into net income	1,281	169	1,112
Other comprehensive loss	(41,505)	(8,259)	(33,246)
September 30, 2018	$(19,240)	$(5,291)	$(13,949)

The following table presents reclassifications out of AOCI attributable to the Company during the three and nine months ended September 30, 2019 and 2018:

	Line in Consolidated	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	Statements of Operations	2019	2018	2019	2018
AOCI
Unrealized gains on securities	Realized investment gains	$4,362	$307	$4,337	$1,281
	Income tax expense	156	278	104	169
Total reclassifications	Net realized investment gains	$4,206	$29	$4,233	$1,112

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

The Company recorded an expense of $0.4 million and $7.6 million within Other Expense in the consolidated statements of operations for the three and nine months ended September 30, 2019 relating to the severance payments and benefits payable to the former CEO.

Per the terms of the Separation Agreement, the former CEO’s profit interests (P Shares) were forfeited and outstanding RSUs will be treated in accordance with the terms of the applicable award agreements. Additionally, the Company cancelled 137,987 shares of common stock in July 2019 with no consideration as per the terms of the Separation Agreement.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

9. Insurance Operations

Total reinsurance ceded and assumed relating to premiums written, earned premiums and net losses and loss adjustment expenses incurred, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2019	2018	2019	2018
Written premiums
Direct written premiums	$226,209	$200,316	$715,500	$668,521
Assumed from other companies	987	980	2,566	4,750
Ceded to other companies	17,722	21,780	88,122	19,368
Net written premiums	$209,474	$179,516	$629,944	$653,903

Earned premiums
Direct earned premiums	$229,816	$212,084	$683,906	$623,820
Assumed from other companies	920	1,603	2,794	8,767
Ceded to other companies	28,281	26,579	86,157	94,900
Net earned premiums	$202,455	$187,108	$600,543	$537,687
Percent of amount assumed to net	0.5%	0.9%	0.5%	1.6%

Losses and loss adjustment expenses incurred
Direct net losses and loss adjustment expenses incurred	$101,855	$109,524	$403,899	$364,977
Assumed from other companies	29,366	4,440	6,162	(2,238)
Ceded to other companies	4,025	3,988	37,417	40,976
Net losses and loss adjustment expenses incurred	$127,196	$109,976	$372,644	$321,763

In 2017, the Company ceded significant amounts of premium under the whole account quota share reinsurance agreements (WAQS). In 2018, the WAQS were terminated. To the extent of unearned premium at the time of termination, ceded written premiums, net of the ceding commission, was returned.

For the three and nine months ended September 30, 2019 and 2018 under the WAQS, the Company recorded the following:

	Three Months Ended September 30
($ in thousands)	2019	2018
Ceded written premium	$6	$55
Ceded earned premium	—	56
(Increase) reduction to net loss and loss adjustment expenses incurred	(1,632)	874
Reduction (increase) to policy acquisition expenses	1,632	(823)
Reduction to pre-tax income	$-	$5

	Nine Months Ended September 30
($ in thousands)	2019	2018
Ceded written premium (return of ceded prepaid)	$3	$(68,745)
Ceded earned premium	(3)	14,600
(Increase) reduction to net loss and loss adjustment expenses incurred	(3,839)	9,422
Reduction to policy acquisition expenses	3,837	4,083
(Increase) reduction to pre-tax income	$(1)	$1,095

Distribution Partners

The Company negotiates with distribution partners to write direct premium on behalf of the Company’s affiliates. In January 2019, a distribution partner of the Company was acquired by a third-party insurance carrier. In 2018, the

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Company has sourced 13.5% of direct premium from this distribution partner. The Company does not anticipate any future premiums from this distribution partner after the first quarter of 2019. The three distribution partners contributing the largest amounts of direct written premium (excluding the distribution partner above) totaled $75.4 million and $52.0 million for the three months ended September 30, 2019 and 2018, respectively. The three distribution partners contributing the largest amounts of direct written premium (excluding the distribution partner above) totaled $208.4 million and $183.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Unpaid Losses

Unpaid losses are based on individual case estimates for losses reported and include a provision for incurred but not reported (IBNR) losses and loss adjustment expenses. The following table provides a roll forward of the Company’s reserve for unpaid losses and loss adjustment expenses:

	September 30
($ in thousands)	2019	2018
Gross unpaid losses and loss expenses, at beginning of year	$1,396,812	$1,258,237
Ceded unpaid losses and loss expenses, at beginning of year	185,295	201,156
Net reserves for losses and loss expenses, at beginning of year	1,211,517	1,057,081
Add:
Incurred losses and loss expenses occurring in the:
Current year	356,926	325,810
Prior years	2,367	(4,047)
Prior years attributable to adjusted premium	13,351	—
Total incurred losses and loss expenses	372,644	321,763
Less:
Paid losses and loss expenses for claims occurring in the:
Current year	39,742	34,359
Prior years	243,172	178,268
Total paid losses and loss expenses for claims	282,914	212,627
Net reserves for losses and loss expenses, at end of period	1,301,247	1,166,217
Ceded unpaid losses and loss expenses, at end of period	213,977	202,891
Gross unpaid losses and loss expenses, at end of period	$1,515,224	$1,369,108

During the nine months ended September 30, 2019, the Company’s estimated losses and loss expenses for accident years 2018 and prior developed unfavorably by $2.4 million driven by $23.2 million unfavorable development in General Liability lines partially offset by $18.7 million favorable development in Workers’ Compensation lines and $2.7 in Surety lines. In addition, the Company incurred $13.4 million of losses and loss adjustment expenses related to premium adjustments earned during the nine months ended September 30, 2019 attributable to prior accident years.

During the nine months ended September 30, 2018, the Company’s estimated losses and loss expenses for accident years 2017 and prior developed favorably by $4.0 million driven by $10.8 million of favorable development in Workers’ Compensation, $11.7 million of favorable development in Commercial Auto lines and $3.1 million of favorable development in Marine Liability lines within the All Other Lines category, partially offset by $12.4 million of unfavorable development in General Liability lines and $9.2 million of unfavorable development in Commercial Multiple Peril lines.

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

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company’s best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of applying the Bermuda statutory tax rate of 0% to Bermuda income before taxes and any discrete items recognized during the period. The Company’s effective tax rates were 19.4% and 19.6% for the three months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate in the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to the tax effect of share-based compensation and state income taxes. The Company’s effective tax rates were 21.2% and 20.0% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate in the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to adjustments recorded on state income taxes.

11. Debt

On March 15, 2019, the Company entered into an amended and restated revolving loan agreement (as amended, the revolving facility), among other things, (a) extended the maturity date to the earlier of (i) March 15, 2022, or (ii) 91 days before the maturity of the senior notes due November 2020 or, if such senior notes are amended or replaced, 91 days before the maturity of such amendment or replacement and (b) increased the aggregate principal amount of borrowing capacity from $25.0 million to $50.0 million.

On August 8, 2019, the Company used IPO proceeds to repay $18.0 million in outstanding debt under the revolving facility. As of September 30, 2019, the revolving facility had a borrowing capacity of $50.0 million.

12. Segment Information

The following table provides a summary of the Company’s gross written premium by customer segments within our Specialty Insurance reportable segment. Gross written premiums included in “Other” consist: of (i) primary and excess workers’ compensation coverage for Self-Insured Groups; (ii) niches exited prior to 2018, many with a concentration in commercial auto; (iii) fronting arrangements in which all premium written is ceded to a third party; (iv) participation in industry pools; and (v) emerging new business customer segments.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019		2018		2019		2018
Customer Segment
Construction	$27,296	12.0%	$22,451	11.1%	$83,039	11.6%	$71,979	10.7%
Consumer Services	35,502	15.6%	29,874	14.8%	100,880	14.0%	80,168	11.9%
Marine and Energy	18,151	8.0%	15,433	7.7%	54,930	7.7%	49,579	7.4%
Media and Entertainment	36,788	16.2%	31,590	15.7%	113,630	15.8%	109,821	16.3%
Professional Services	27,015	11.9%	24,750	12.3%	85,681	11.9%	82,254	12.2%
Real Estate	41,566	18.3%	19,477	9.7%	116,915	16.3%	91,507	13.6%
Transportation	38,180	16.8%	33,134	16.5%	95,694	13.3%	83,496	12.4%
Customer Segment subtotal	224,498	98.8%	176,709	87.8%	650,769	90.6%	568,804	84.5%
Other	2,698	1.2%	24,587	12.2%	67,297	9.4%	104,467	15.5%
Specialty Insurance total	$227,196		$201,296		$718,066		$673,271

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

The following table provides a summary of the Company’s gross written premium by line of business within our Specialty Insurance segment:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019		2018		2019		2018
Line of Business
Commercial Auto	$52,693	23.2%	$41,701	20.7%	$148,773	20.7%	$114,403	17.0%
General Liability	84,932	37.4%	58,022	28.9%	239,383	33.4%	203,652	30.3%
Workers’ Compensation	27,242	12.0%	54,858	27.3%	152,225	21.1%	198,906	29.5%
Commercial Multiple Peril	16,276	7.1%	15,266	7.5%	52,950	7.4%	49,338	7.3%
All Other Lines	46,053	20.3%	31,449	15.6%	124,735	17.4%	106,972	15.9%
Specialty Insurance total	$227,196		$201,296		$718,066		$673,271

13. Earnings per Share

The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share (EPS) based on restated shares:

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Three Months Ended September 30, 2019	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$8,361	42,642	$0.20	$(49)	42,642	$(0.01)
Effect of dilutive securities:
Stock compensation plans		418	0.01		418
Diluted EPS	$8,361	43,060	$0.19	$(49)	43,060	$—

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Three Months Ended September 30, 2018	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$15,603	38,743	$0.40	$(429)	38,743	$(0.01)
Effect of dilutive securities:
Stock compensation plans		698	—		698
Diluted EPS	$15,603	39,441	$0.40	$(429)	39,441	$(0.02)

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Nine Months Ended September 30, 2019	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$30,752	40,120	$0.77	$(382)	40,120	$(0.01)
Effect of dilutive securities:
Stock compensation plans		541	0.01		541
Diluted EPS	$30,752	40,661	$0.76	$(382)	40,661	$(0.01)

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Nine Months Ended September 30, 2018	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$40,265	38,743	$1.04	$158	38,743	$—
Effect of dilutive securities:
Stock compensation plans		698	0.02		698
Diluted EPS	$40,265	39,441	$1.02	$158	39,441	$—

14. Share-Based Compensation

2019 Equity Incentive Plan

In connection with, and prior to the completion of the IPO, the Company’s Amended and Restated 2010 Equity Incentive Plan (the 2010 Plan) was terminated. Immediately prior to the merger, all outstanding P Shares granted under the 2010 Plan prior to the IPO, were cancelled, and all outstanding RSUs granted under the 2010 Plan converted into RSUs based on the shares of common stock of the Company.

On July 24, 2019, the Company’s 2019 Equity Incentive Plan (the 2019 Plan) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, and units and other cash‑based or share‑based awards.

The 2019 Plan is administered by the compensation committee of the Company’s Board of Directors. Subject to the provisions of the 2019 Plan, the compensation committee determines in its discretion, the persons to whom and the times at which awards are granted, the size of awards (subject to certain limitations set forth in the compensation committee charter) and the terms and conditions of awards.

A total of 4,500,000 shares of common stock are initially authorized and reserved for issuance under the 2019 Plan, including shares underlying RSUs granted under the 2010 Plan, which converted into the Company’s common stock, effective July 25, 2019, as a result of the merger.

The following is a summary of the post-offering compensation included in the 2019 Plan, including the number of common stock granted to each award mentioned below:

(i)

181,118 annual long-term incentive awards in respect of 2019, 90,559 of which are time-vesting RSUs and 90,559 of which are performance-vesting RSUs, granted to management in connection with the IPO. Time-vesting RSUs are subject to vesting as follows: one-third annual installments on each anniversary of grant date, subject to continued service. Performance-vesting RSUs are subject to vesting as follows: cliff vesting on the third anniversary of the grant date to the extent performance metrics are met, subject to continued service. The fair value of such awards is $2.5 million at grant date.

(ii)

1,267,912 supplemental RSU awards, 100% of which are time-vesting RSUs, granted to management in connection with the IPO and subject to vesting as follows: 25% vested at grant date, 25% will vest on the second anniversary of the grant date, subject to continued service and 50% will vest on the third anniversary of the grant date, subject to continued service. The fair value of the supplemental RSUs is $17.8 million.

(iii)	250,000 founders grant awards in the form of time-vesting RSUs with a fair value of $3.5 million at grant date. These awards will cliff vest on the third anniversary of the grant date.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

(iv)

26,399 non-employee director RSU awards with a fair value of $0.4 million at grant date (other than RSUs granted to non-employee directors designated by the Company’s principal stockholders, if any, which will be determined by the Board of Directors). These awards are fully vested on grant date.

(v)	668,170 RSUs initially granted under the 2010 Plan that were converted into RSUs based on shares of the Company’s common stock upon the consummation of the merger.

The table below summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2019	2018	2019	2018

Stock-based compensation	$6,785	$161	$6,862	$559

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of all awards except when an award requires accelerated recognition. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. Stock-based compensation expense related to long-term incentive awards and director RSUs are included in General and administrative expenses in the Company’s consolidated statements of operations. Stock-based compensation expense related to supplemental RSU’s and founders grant awards are included in other expenses in the Company’s consolidated statements of operations.

The Company began recognizing stock-based compensation expense relating to its 2019 Plan upon its inception and initial stock grants in July 2019. All stock-based compensation expense recognized during the three months ended September 30, 2019 relates to the 2019 Plan.

The following table summarizes RSU transactions for the 2019 Plan for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested outstanding at December 31, 2018	55,264	$11.09
Granted	1,725,429	$14.00
Vested	398,641	$13.60
Forfeited	92,657	$14.00
Unvested outstanding at September 30, 2019	1,289,395	$14.00

As of September 30, 2019, The Company had approximately $16.1 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.6 years.

2019 Employee Stock Purchase Plan

On July 24, 2019, the 2019 Employee Stock Purchase Plan (the 2019 ESPP) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO.  A total of 1,000,000 shares of the Company’s common stock will be reserved and available for sale under the 2019 ESPP.

The compensation committee of the Board of Directors administers the 2019 ESPP and have full authority to interpret the terms of the 2019 ESPP.

There was no expense recognized related to the 2019 ESPP for the nine months ended September 30, 2019.

ProSight Global, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

15. Legal Proceedings

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this Quarterly Report), and in conjunction with our audited consolidated financial statements and the notes thereto included in the final prospectus filed with the Securities and Exchange Commission (SEC) on July 25, 2019 (the Prospectus).

Certain restatements have been made to historical information to give effect to the merger and related transactions.  See Note 1 – Basis of Reporting in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

References to the "Company," "ProSight," "we," "us," and "our" are to ProSight Global, Inc. and its consolidated subsidiaries unless the context otherwise requires. References to “insurance subsidiaries” are to New York Marine and General Insurance Company (New York Marine), Gotham Insurance Company (Gotham) and Southwest Marine and General Insurance Company (Southwest Marine) unless the context otherwise requires.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include:

•	the performance of and our relationship with third-party agents and vendors we rely upon to distribute certain business on our behalf;
•	the adequacy of our loss reserves;
•	the effectiveness of our risk management policies and procedures;

•	potential technology breaches or failure of our or our business partners’ systems;
•	adverse changes in the economy which could lower the demand for our insurance products;
•	our ability to effectively start up or integrate new product opportunities;
•	cyclical changes in the insurance industry;
•	the effects of natural and man-made catastrophic events;
•	our ability to adequately assess risks and estimate losses;
•	the availability and affordability of reinsurance;
•	changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions;
•	changes in the business, financial condition or results of operations of the entities in which we invest;
•	increased costs as a result of operating as a public company, and time our management will be required to devote to new compliance initiatives;
•	our ability to protect intellectual property rights;
•	the impact of government regulation, including the impact of restrictions on our business activities under the Bank Holding Company (BHC) Act;
•	our status as an emerging growth company;
•	the absence of a previous public market for shares of our common stock; and
•	potential conflicts of interests with our principal stockholders.

We discuss many of these risks in greater detail under the section titled “Risk Factors” in our prospectus filed with the SEC pursuant to Rule 424(b) and the Securities Act of 1933, as amended, on July 25, 2019. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Components of Our Results of Operations

Gross written and earned premiums

Gross written premiums (GWP) are the amounts received or to be received for insurance policies written by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our GWP in any given period is generally influenced by:

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

Realized investment gains and losses

Realized investment gains and losses are a function of the difference between the amount received by us on the sale of a security and the security’s amortized cost, as well as any other-than-temporary impairments recognized in earnings.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (LAE) are a function of the amount and type of insurance contracts we write, the loss experience associated with the underlying coverage, and the expenses incurred in the handling of the losses. In general, our losses and LAE are affected by:

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

Income tax expense

Substantially all of our income tax expense relates to U.S. federal income taxes. Our insurance companies are generally not subject to income taxes in the states in which they operate; however, our non-insurance subsidiaries are subject to state income taxes. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect. Among other things, the Tax Cuts and Jobs Act (the TCJA), which was signed into law on December 22, 2017, lowered the U.S. federal corporate tax rate from 35% to 21% starting January 1, 2018. Our income tax expense for periods beginning in 2018 is based on the U.S. federal corporate income tax rate of 21%.

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

Factors Affecting Our Results of Operations

The WAQS

In connection with the divestment of our U.K. business, New York Marine as reinsured entered into Whole Account Quota Share Reinsurance Agreements (the WAQS) with third party reinsurers to maintain reasonable underwriting leverage within New York Marine and its subsidiary insurance companies during a transition period following the U.K. divestment. The effective date of the WAQS was April 1, 2017. The reinsurers’ ceding participation is an aggregate 26.0%. A provisional ceding commission of 30% to 30.5% is received as a reduction in the amount of ceded premium. Subject to limits, these ceding commissions will vary in subsequent periods based on contractual ultimate loss ratios. During 2018 and following the transition of the U.S. business back to New York Marine, the WAQS were terminated. Previously ceded written and unearned premium, net of the ceding commission, was reversed. Loss reserves on premium earned prior to the cut-off termination remain ceded loss reserves. Loss reserve development on the reserves ceded under the WAQS is included in continuing operations.

The effect of the WAQS on our results of operations is primarily reflected in our ceded written premiums, losses and LAE, as well as our underwriting, acquisition and insurance expenses.

The following tables summarize the effect of the WAQS on our underwriting income for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Including	Effect of	Excluding	Including	Effect of	Excluding
($ in thousands)	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS
Gross written premiums	$227,196	$—	$227,196	$201,296	$—	$201,296
Ceded written premiums	(17,722)	(6)	(17,716)	(21,780)	(55)	(21,725)
Net written premiums	$209,474	$(6)	$209,480	$179,516	$(55)	$179,571
Net retention(1)	92.2%	—	92.2%	89.2%	—	89.2%
Net premiums earned	$202,455	$—	$202,455	$187,108	$(56)	$187,164
Net losses and LAE	127,196	1,632	125,564	109,976	(874)	110,850
Underwriting, acquisition and insurance expenses	71,920	(1,632)	73,552	69,246	823	68,423
Underwriting income (loss)(2)	$3,339	$—	$3,339	$7,886	$(5)	$7,891
Loss and LAE ratio	62.8%	—	—	58.8%	—	—
Expense ratio	35.5%	—	—	37.0%	—	—
Combined ratio	98.3%	—	—	95.8%	—	—
Adjusted loss and LAE ratio(3)	—	—	62.0%	—	—	59.2%
Adjusted expense ratio(3)	—	—	36.3%	—	—	36.6%
Adjusted combined ratio(3)	—	—	98.3%	—	—	95.8%

(1)	The ratio of net written premiums to GWP.
(2)	Underwriting income is a non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to underwriting income.
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

The following tables summarize the effect of the WAQS on our underwriting income for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Including	Effect of	Excluding	Including	Effect of	Excluding
($ in thousands)	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS
Gross written premiums	$718,066	$—	$718,066	$673,271	$—	$673,271
Ceded written premiums	(88,122)	(3)	(88,119)	(19,368)	68,745	(88,113)
Net written premiums	$629,944	$(3)	$629,947	$653,903	$68,745	$585,158
Net retention(1)	87.7%	—	87.7%	97.1%	—	86.9%
Net premiums earned	$600,543	$3	$600,540	$537,687	$(14,600)	$552,287
Net losses and LAE	372,644	3,839	368,805	321,763	(9,422)	331,185
Underwriting, acquisition and insurance expenses	217,248	(3,837)	221,085	200,972	(4,083)	205,055
Underwriting income (loss)(2)	$10,651	$1	$10,650	$14,952	$(1,095)	$16,047
Loss and LAE ratio	62.1%	—	—	59.8%	64.5%	—
Expense ratio	36.2%	—	—	37.4%	28.0%	—
Combined ratio	98.3%	—	—	97.2%	92.5%	—
Adjusted loss and LAE ratio(3)	—	—	61.4%	—	—	60.0%
Adjusted expense ratio(3)	—	—	36.8%	—	—	37.1%
Adjusted combined ratio(3)	—	—	98.2%	—	—	97.1%

(1)	The ratio of net written premiums to GWP.
(2)	Underwriting income is a non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to underwriting income.
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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table summarizes the results of continuing operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Change
($ in thousands)	2019	2018	$	Percent
Gross written premiums	$227,196	$201,296	$25,900	12.9%
Ceded written premiums	(17,722)	(21,780)	4,058	(18.6%)
Net written premiums	$209,474	$179,516	$29,958	16.7%

Net premiums earned	$202,455	$187,108	$15,347	8.2%
Losses and LAE:	127,196	109,976	17,220	15.7%
Underwriting, acquisition and insurance expenses	71,920	69,246	2,674	3.9%
Underwriting income(1)	3,339	7,886	(4,547)	(57.7%)
Interest and other expenses, net	10,182	2,924	7,258	248.2%
Net investment income	16,974	14,044	2,930	20.9%
Realized investment gains, net	245	406	(161)	(39.7%)
Income before taxes	10,376	19,412	(9,036)	(46.5%)
Income tax expense	2,015	3,809	(1,794)	(47.1%)
Net income from continuing operations	$8,361	$15,603	$(7,242)	(46.4%)
Adjusted operating income(1)	$13,825	$15,282	$(1,457)	(9.5%)

Adjusted operating return on equity(1)	11.2%	16.2%
Return on equity	6.8%	16.6%

Loss and LAE ratio:	62.8%	58.8%
Loss and LAE ratio – excluding catastrophe	62.8%	58.8%
Loss and LAE ratio – Catastrophe	–	–
Expense ratio	35.5%	37.0%
Combined ratio	98.3%	95.8%

Adjusted loss and LAE ratio(2)	62.0%	59.2%
Adjusted loss and LAE ratio – excluding catastrophe	62.0%	59.2%
Adjusted loss and LAE ratio – Catastrophe	–	–
Adjusted expense ratio(2)	36.3%	36.6%
Adjusted combined ratio(2)	98.3%	95.8%

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

Net Income

Net income was $8.4 million for the three months ended September 30, 2019 compared to $15.6 million for the three months ended September 30, 2018, a decrease of $7.2 million, or 46.4%. The decrease in net income primarily resulted from an increase in other expenses of $6.8 million due to non-recurring grants of restricted stock units (RSUs) in connection with the initial IPO.

Premiums

GWP were $227.2 million for the three months ended September 30, 2019 compared to $201.3 million for the three months ended September 30, 2018, an increase of $25.9 million, or 12.9%.

The following table presents the GWP by customer segment for the three months ended September 30, 2019 and 2018:

($ in millions)	Three Months Ended September 30
Customer Segment	2019	2018	% Change
Construction	$27.3	$22.5	21.3%
Consumer Services	35.5	29.9	18.7%
Marine and Energy	18.1	15.4	17.5%
Media and Entertainment	36.8	31.6	16.5%
Professional Services	27.0	24.7	9.3%
Real Estate	41.6	19.5	113.3%
Transportation	38.2	33.1	15.4%
Customer segments subtotal	$224.5	$176.7	27.1%
Other	2.7	24.6	(89.0%)
Total GWP	$227.2	$201.3	12.9%

Premium growth for the three months ended September 30, 2019 was primarily driven by new business and renewals within existing niches and the addition of new niches.  Excluding the decline of GWP within “Other,” premiums for the three months ended September 30, 2019 increased 27.1% compared to the three months ended September 30, 2018.

The changes in GWP were most notable in the following customer segments and niches:

•

Real Estate GWP increased by 113.3% to $41.6 million for the three months ended September 30, 2019 compared to $19.5 million for the three months ended September 30, 2018.  There was premium growth across all niches. The Property Managers and Metrobuilders niches had increases in new business of $11.1 million and $6.1 million, respectively, in the third quarter of 2019 when compared to the third quarter of 2018.

•

Construction GWP increased by 21.3% to $27.3 million for the three months ended September 30, 2019 compared to $22.5 million for the three months ended September 30, 2018.  There was premium growth across all niches.  The Scaffolding and Luxury Home Builders niches had increases in renewal premium retention of $2.5 million and $1.9 million, respectively, in the third quarter of 2019 when compared to the third quarter of 2018.

•

Consumer Services GWP increased by 18.7% to $35.5 million for the three months ended September 30, 2019 compared to $29.9 million for the three months ended September 30, 2018.  The premium growth is due to new business of $7.2 million in the Parking Facilities niche, partially offset by a decline in premium within the Professional Employer Organizations and Social Services niches.  New business and renewal premium retention was limited by unfavorable pricing conditions in primary workers compensation.

•

Other GWP decreased by 89.0% to $2.7 million for the three months ended September 30, 2019 compared to $24.6 million for the three months ended September 30, 2018.  The decline in premium was driven by the exit of the excess workers compensation niche.

Net written premiums increased by $30.0 million, or 16.7%, to $209.5 million for the three months ended September 30, 2019 from $179.5 million for the three months ended September 30, 2018. The increase in net written premiums was directly related to the growth in GWP.

Net earned premiums increased by $15.3 million, or 8.2%, to $202.5 million for the three months ended September 30, 2019 from $187.1 million for the three months ended September 30, 2018.  The increase in net earned premiums was directly related to the growth in GWP.

Loss and LAE ratio

Our loss and LAE ratio was 62.8% for the three months ended September 30, 2019 compared to 58.8% for the three months ended September 30, 2018. For the three months ended September 30, 2019 we incurred unfavorable prior period development of $5.5 million which includes unfavorable development in general liability of $10.0 million and commercial auto of $7.0 million, partially offset by favorable development in all other of $7.3 million and workers compensation of $4.2 million, as compared to favorable development of $1.4 million for the three months ended September 30, 2018.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums

Loss and LAE:
Current accident year – excluding catastrophe	$121,701	60.1%	$111,418	59.5%
Current accident year – catastrophe losses	—	0.0%	—	0.0%
Effect of prior year development	5,495	2.7%	(1,442)	(0.7%)
Total	$127,196	62.8%	$109,976	58.8%

	Three Months Ended September 30
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Adjusted loss and LAE:
Current accident year – excluding catastrophe	$121,701	60.1%	$112,292	60.0%
Current accident year – catastrophe losses	—	0.0%	—	0.0%
Effect of prior year development	3,863	1.9%	(1,442)	(0.8%)
Total	$125,564	62.0%	$110,850	59.2%

Expense ratio

Our expense ratio was 35.5% for the three months ended September 30, 2019 compared to 37.0% for the three months ended September 30, 2018.  The improvement in the expense ratio reflects an increase in net earned premiums and the effect of WAQS for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The following table summarizes the components of the expense ratio for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$47,585	23.5%	$43,372	23.2%
Underwriting and insurance expenses	25,967	12.8%	25,051	13.4%
Underwriting, acquisition and insurance expenses(1)	73,552	36.3%	68,423	36.6%
Effect of WAQS(1)	(1,632)	(0.8%)	823	0.4%
Total underwriting, acquisition and insurance expenses	$71,920	35.5%	$69,246	37.0%

(1)

Total underwriting, acquisition and insurance expenses and the effect of the WAQS are calculated based on the net earned premiums including the effects of the WAQS for three months ended September 30, 2019 and 2018.

Underwriting income

Underwriting income was $3.3 million for the three months ended September 30, 2019 compared to $7.9 million for the three months ended September 30, 2018, a decrease of $4.5 million, or 57.7%.  The change from the three months ended September 30, 2018 to the three months ended September 30, 2019 is primarily due an increase in the loss and LAE ratio offset by a decrease in the expense ratio.

Combined ratio

Our combined ratio and adjusted combined ratio was 98.3% for the three months ended September 30, 2019 compared to 95.8% for the three months ended September 30, 2018.

Investing results

Our net investment income increased by 20.9% to $17.0 million for the three months ended September 30, 2019 from $14.0 million for the three months ended September 30, 2018.  The increase in net investment income is primarily due to a larger portfolio size and a slight increase in net investment yield.  Net investment yield was 3.3% for the three months ended September 30, 2019 and 3.2% for the three months ended September 30, 2018.

The weighted average duration of our fixed income portfolio, including cash equivalents, was 3.0 years at September 30, 2019 and 3.1 years at September 30, 2018.

The following table summarizes the components of net investment income and net investment gains for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30
($ in thousands)	2019	2018	$ Change
Interest from securities	$16,764	$14,422	$2,342
Other investments	777	273	504
Gross investment income	17,541	14,695	2,846
Investment expenses	(567)	(651)	84
Net investment income	16,974	14,044	2,930
Realized investment gains, net	245	406	(161)
Total	$17,219	$14,450	$2,769
Average invested assets at book value	$2,069,327	$1,789,970	$279,357

Interest and other expenses, net

Our interest and other expenses increased by $7.3 million to $10.2 million for the three months ended September 30, 2019 compared to $2.9 million for the three months ended September 30, 2018. The increase is primarily driven by other expenses of $7.2 million due to non-recurring grants of RSU’s in connection with the IPO.

Income tax expense

Our effective tax rate for the three months ended September 30, 2019 was 19.4% compared to 19.6% for the three months ended September 30, 2018. The decrease in the effective tax rate in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to the effect of share-based compensation and state income taxes. For the three months ended September 30, 2019 we received a net income tax refund of $0.3 million, and for the three months ended September 30, 2018 net income tax payments were $0.1 million.

Adjusted operating income

Adjusted operating income was $13.8 million for the three months ended September 30, 2019, a decrease of $1.5 million, or 9.5% from the adjusted operating income of $15.3 million for the three months ended September 30, 2018.

Adjusted operating return on equity

Our adjusted operating return on equity was 11.2% for the three months ended September 30, 2019, a decrease of 5.1% percentage points from 16.2% for the three months ended September 30, 2018 primarily due to the increase in stockholders’ equity from $383.7 million in the third quarter of 2018 to $530.6 million in the third quarter of 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table summarizes the results of continuing operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30		Change
($ in thousands)	2019	2018	$	Percent
Gross written premiums	$718,066	$673,271	$44,795	6.7%
Ceded written premiums	(88,122)	(19,368)	(68,754)	355.0%
Net written premiums	$629,944	$653,903	$(23,959)	(3.7%)

Net premiums earned	$600,543	$537,687	$62,856	11.7%
Losses and LAE:	372,644	321,763	50,881	15.8%
Underwriting, acquisition and insurance expenses	217,248	200,972	16,276	8.1%
Underwriting income(1)	10,651	14,952	(4,301)	(28.8%)
Interest and other expenses, net	23,671	8,703	14,968	172.0%
Net investment income	51,530	43,301	8,229	19.0%
Realized investment gains, net	495	805	(310)	(38.5%)
Income before taxes	39,005	50,355	(11,350)	(22.5%)
Income tax expense	8,253	10,090	(1,837)	(18.2%)
Net income from continuing operations	$30,752	$40,265	$(9,513)	(23.6%)
Adjusted operating income(1)	$41,683	$39,629	$2,054	5.2%

Adjusted operating return on equity(1)	12.1%	13.9%
Return on equity	8.9%	14.1%

Loss and LAE ratio:	62.1%	59.8%
Loss and LAE ratio – excluding catastrophe	61.6%	59.8%
Loss and LAE ratio – Catastrophe	0.5%	–
Expense ratio	36.2%	37.4%
Combined ratio	98.3%	97.2%

Adjusted loss and LAE ratio(2)	61.4%	60.0%
Adjusted loss and LAE ratio – excluding catastrophe	60.9%	60.0%
Adjusted loss and LAE ratio – Catastrophe	0.5%	–
Adjusted expense ratio(2)	36.8%	37.1%
Adjusted combined ratio(2)	98.2%	97.1%

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

Net Income

Net income was $30.8 million for the nine months ended September 30, 2019 compared to $40.3 million for the nine months ended September 30, 2018, a decrease of $9.5 million, or 23.6%.  The decrease in net income primarily resulted from an increase in other expenses of $14.3 million due to non-recurring grants of RSUs in connection with the IPO and costs associated with the transition of our former Chief Executive Officer, partially offset by an increase in net investment income of $8.2 million.

Premiums

GWP were $718.1 million for the nine months ended September 30, 2019 compared to $673.3 million for the nine months ended September 30, 2018, an increase of $44.8 million, or 6.7%.

The following table presents the GWP by customer segment for the nine months ended September 30, 2019 and 2018:

($ in millions)	Nine Months Ended September 30
Customer Segment	2019	2018	% Change
Construction	$83.1	$72.0	15.4%
Consumer Services	100.9	80.1	26.0%
Marine and Energy	54.9	49.6	10.7%
Media and Entertainment	113.6	109.8	3.5%
Professional Services	85.7	82.3	4.1%
Real Estate	116.9	91.5	27.8%
Transportation	95.7	83.5	14.6%
Customer segments subtotal	$650.8	$568.8	14.4%
Other	67.3	104.5	(35.6%)
Total GWP	$718.1	$673.3	6.7%

Premium growth for the nine months ended September 30, 2019 was primarily driven by increases in new business and premium retention within previously existing niches.  Excluding the decline of GWP within “Other,” premiums for the nine months ended September 30, 2019 increased 14.4% compared to the nine months ended September 30, 2018.

The changes in GWP were most notable in the following customer segments and niches:

•

Real Estate GWP increased by 27.8% to $116.9 million for the nine months ended September 30, 2019 compared to $91.5 million for the nine months ended September 30, 2018.  There is premium growth across all niches. The Metrobuilders, Builders Risk, and Residential niches had increases in new business of $10.8 million, $4.3 million, and $1.2 million, respectively.  In addition, Residential and Metrobuilders niches had increases in renewal premium retention of $2.6 million and $1.3 million, respectively, during the first nine months of 2019 when compared to the nine months of 2018.

•

Consumer Services GWP increased by 26.0% to $100.9 million for the nine months ended September 30, 2019 compared to $80.1 million for the nine months ended September 30, 2018.  The premium growth is due to increases in the Auto Dealers niche, addition of the Parking Facilities niche, and partially offset by declines in premium within the Professional Employer Organizations and Social Services niches.  Auto Dealers increased $20.7 million during the nine months of 2019 when compared to the nine months of 2018, primarily due to new business of $12.3 million and renewal premium retention of $9.0 million.  Parking Facilities generated $13.7 million in premium in the nine months ended September 30, 2019.  The Professional Employer Organizations and Social Services niches, premiums declined by $7.7 million and $5.4 million, respectively, during the first nine months of 2019 when compared to the nine months of 2018.  New business growth and renewal premium retention were limited by unfavorable pricing conditions in primary workers compensation.

•

Construction GWP increased by 15.4% to $83.1 million for the nine months ended September 30, 2019 compared to $72.0 million for the nine months ended September 30, 2018.  There was premium growth across all niches for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018, due to new business and average rate increases of 5.3% across the customer segment also contributed to the growth during the nine months ended September 30, 2019.

•

Other GWP decreased by 35.6% to $67.3 million for the nine months ended September 30, 2019 compared to $104.5 million for the nine months ended September 30, 2018.  The decline in premium during the first nine months of 2019 when compared to the first nine months of 2018 was driven by a decline in the excess workers compensation niche.

Net written premiums decreased by $24.0 million, or 3.7%, to $629.9 million for the nine months ended September 30, 2019 from $653.9 million for the nine months ended September 30, 2018. The decrease in net written premiums was directly related to the termination of the WAQS in 2018. Our net retention ratio was 87.7% and 97.1% for the nine months ended September 30, 2019 and 2018, respectively.  Excluding the effects of the WAQS, net written premiums for the nine months ended September 30, 2019 increased by $44.8 million, or 7.7%, to $629.9 million, from $585.2 million for the nine months ended September 30, 2018 primarily related to the growth in GWP in 2019.  Our net retention ratio was 87.7% and 86.9% for the nine months ended September 30, 2019 and 2018, respectively.

Net earned premiums increased by $62.9 million, or 11.7%, to $600.5 million for the nine months ended September 30, 2019 from $537.7 million for the nine months ended September 30, 2018.  The increase in net earned premiums for the first nine months of 2019 compared to the first nine months of 2018 was due to the to the growth in written premium in 2019, and due to the termination of the WAQS in 2018. Excluding the effects of the WAQS, net earned premiums for the nine months ended September 30, 2019 were $600.5 million, an increase of 8.7% from the nine months ended September 30, 2018 of $552.3 million.

Loss and LAE ratio

Our loss and LAE ratio was 62.1% for the nine months ended September 30, 2019 compared to 59.8% for the nine months ended September 30, 2018.  Included within the loss and LAE ratio of 62.1% is a catastrophe loss of $3.0 million, or 0.5%, from one tornado event in the first nine months of 2019 compared to no catastrophes in the first nine months of 2018.

For the nine months ended September 30, 2019, we incurred unfavorable prior period development of $2.4 million as compared to favorable development of $4.0 million for the first nine months ended September 30, 2018 due to unfavorable development in general liability of $23.2 million, partially offset by favorable development in workers compensation of $18.7 million and all other of $2.7 million.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums

Loss and LAE:
Current accident year – excluding catastrophe	$367,277	61.2%	$325,810	60.6%
Current accident year – catastrophe losses	3,000	0.5%	—	0.0%
Effect of prior year development	2,367	0.4%	(4,047)	(0.8%)
Total	$372,644	62.1%	$321,763	59.8%

	Nine Months Ended September 30
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Adjusted loss and LAE:
Current accident year – excluding catastrophe	$367,277	61.2%	$335,232	60.7%
Current accident year – catastrophe losses	3,000	0.5%	—	0.0%
Effect of prior year development	(1,472)	(0.3%)	(4,047)	(0.7%)
Total	$368,805	61.4%	$331,185	60.0%

Expense ratio

Our expense ratio was 36.2% for the nine months ended September 30, 2019 compared to 37.4% for the nine months ended September 30, 2018. The decrease in expense ratio was driven by premium growth in excess of expense growth and due to the effect of the WAQS. The effect of WAQS resulted in a 0.6% percentage points improvement in the underwriting, acquisition and insurance expense ratio. Excluding the impact of the WAQS our expense ratio was 36.8% and 37.1% for the nine months ended September 30, 2019 and September 30, 2018, respectively.

The following table summarizes the components of the expense ratio for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$141,896	23.6%	$129,902	23.5%
Underwriting and insurance expenses	79,189	13.2%	75,153	13.6%
Underwriting, acquisition and insurance expenses(1)	221,085	36.8%	205,055	37.1%
Effect of WAQS(1)	(3,837)	(0.6%)	(4,083)	0.3%
Total underwriting, acquisition and insurance expenses	$217,248	36.2%	$200,972	37.4%

(1)

Total underwriting, acquisition and insurance expenses and the effect of the WAQS are calculated based on the net earned premiums including the effects of the WAQS for the nine months ended September 30, 2019 and 2018.

Underwriting income

Underwriting income was $10.7 million for the nine months ended September 30, 2019 compared to $15.0 million for the nine months ended September 30, 2018, a decrease of $4.3 million, or 28.8%. The change from nine months ended September 30, 2018 to September 30, 2019 was due to the change in prior period loss development from favorable of $4.0 million to unfavorable of $2.4 million.

Combined ratio

Our combined ratio was 98.3% for the nine months ended September 30, 2019 compared to 97.2% for the nine months ended September 30, 2018. Our adjusted combined ratio was 98.2% for the nine months ended September 30, 2019 compared to 97.1% for the nine months ended September 30, 2018.

Investing results

Our net investment income increased by 19.0% to $51.5 million for the nine months ended September 30, 2019 from $43.3 million for the nine months ended September 30, 2018.  The increase in net investment income is primarily due to an increase in the amount of invested assets and a slight increase in net investment yield.  Net investment yield was 3.5%  for the nine months ended September 30, 2019 and 3.4% for the nine months ended September 30, 2018.

The weighted average duration of our fixed income portfolio, including cash equivalents, was 3.0 years at September 30, 2019 and 3.1 years at September 30, 2018.

The following table summarizes the components of net investment income and net investment gains for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30
($ in thousands)	2019	2018	$ Change
Interest from securities	$49,414	$40,830	$8,584
Other investments	3,730	3,786	(56)
Gross investment income	53,144	44,616	8,528
Investment expenses	(1,614)	(1,315)	(299)
Net investment income	51,530	43,301	8,229
Realized investment gains, net	495	805	(310)
Total	$52,025	$44,106	$7,919
Average invested assets at book value	$1,989,131	$1,715,601	$273,530

Interest and other expenses, net

Our interest and other expenses increased by $15.0 million to $23.7 million for the nine months ended September 30, 2019 compared to $8.7 million for the nine months ended September 30, 2018. The increase is primarily driven by other expenses of $14.4 million due to non-recurring grants of RSU’s in connection with the IPO and costs associated with the transition of our former Chief Executive Officer.

Income tax expense

Our effective tax rate for the nine months ended September 30, 2019 was 21.2% compared to 20.0% for the nine months ended September 30, 2018. The increase in the effective tax rate in 2019 compared to the same period in 2018 was primarily due to adjustments recorded on state income taxes.  For the nine months ended September 30, 2019 we received a net income tax refund of $0.4 million, and for the nine months ended September 30, 2018 net income tax payments were $0.1 million.

Adjusted operating income

Adjusted operating income was $41.7 million for the nine months ended September 30, 2019, an increase of $2.1 million, or 5.2% from the adjusted operating income of $39.6 million for nine months ended September 30, 2018.

Adjusted operating return on equity

Our adjusted operating return on equity was 12.1% for the nine months ended September 30, 2019, and 13.9% for the nine months ended September 30, 2018.

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

Our cash flows for the nine months ended September 30, 2019 and 2018 were:

	Nine Months Ended September 30
	2019	2018
($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$212,061	$208,075
Investing activities	(244,030)	(232,520)
Financing activities	33,450	5,000
Change in cash and cash equivalents	$1,481	$(19,445)

The increase in cash provided by financing activities of $28.5 million for the nine months ended September 30 2019, compared to the nine months ended September 30, 2018 was due to the net proceeds from shares issued in the IPO of $51.6 million, offset by a repayment of our outstanding debt and restated revolving loan agreement of $18.0 million.  The increase in cash provided by operating activities for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was largely driven by the timing of reinsurance activity.

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

The following is a summary of our significant excess of loss reinsurance programs as of September 30, 2019:

Line of Business Covered	Reinsurance Coverage
Property - per risk	$37.0 million excess of $3.0 million
Property - catastrophe	$195.0 million excess of $5.0 million
Casualty	Supported Umbrella: $6.0 million excess of $4.0 million Unsupported Umbrella: $5.0 million excess of $5.0 million Professional Liability: $5.0 million excess of $5.0 million
Primary Workers Compensation	$37.0 million excess of $3.0 million
Excess Workers Compensation	$95.0 million excess of $5.0 million
Marine	$42.5 million excess of $2.5 million

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

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At each of September 30, 2019 and 2018 the allowance for uncollectible reinsurance was $7.7 million, and $5.5 million respectively. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers.  At September 30, 2019, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. The remaining reinsurance recoverable with non rated reinsurers is collateralized through funds held and letters of credit.

Ratings

ProSight and its insurance subsidiaries have a financial strength rating of “A-” (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” (In Liquidation). The “A-” (Excellent) rating is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and is not an evaluation directed at investors. See also “Risk Factors—Risks Related to Our Business—A downgrade in our Financial Strength Ratings (FSRs) from A.M. Best could negatively affect our results of operations.”

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

Financial Condition

Stockholders’ equity

At September 30, 2019, total stockholders’ equity was $530.6 million and tangible stockholders’ equity was $501.4 million, compared to total stockholders’ equity of $389.8 million and tangible stockholders’ equity of $360.6 million at December 31, 2018. The increase in both total and tangible stockholders’ equity was primarily due to net unrealized gains on investment securities of $56.2 million, proceeds from common stock sold in the IPO of $51.6 million, and net income of $30.4 million, for the nine months ended September 30, 2019.

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

Stockholders’ equity at September 30, 2019 and December 31, 2018 reconciles to tangible stockholders’ equity as follows:

	September 30, 2019	December 31, 2018
($ in thousands)
Stockholders’ equity	$530,583	$389,830
Less: goodwill and net intangible assets	29,196	29,219
Tangible stockholders’ equity	$501,387	$360,611
Book value per share	$12.33	$10.03
Tangible book value per share	$11.65	$9.28

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

Shares of the Company’s common stock were initially offered to the public by the underwriters in the IPO at a per-share price of $14.00. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds to the Company from the IPO were approximately $51.6 million. The Company did not receive any of the proceeds from the sale of the shares of the Company’s common stock sold by the Principal Stockholders in the IPO. Following the IPO, the GS Investors held approximately 40.9% of the Company’s outstanding common stock and the TPG Investors held approximately 39.4% of the Company’s outstanding common stock.

On August 15, 2019 the Principal Stockholders completed the sale of 1,178,570 shares of the Company’s common stock at a price of $14.00 per share less the underwriting discount pursuant to the underwriters’ exercise of their over-allotment option granted in connection with the IPO. The offering was registered pursuant to the registration statement, which the SEC declared effective on July 24, 2019. The Company did not receive any of the proceeds from the sale of the shares of common stock of the Company sold by the Principal Stockholders in this offering. Following this offering, the GS Investors held approximately 39.5% of the Company’s outstanding common stock and the TPG Investors held approximately 38.0% of the Company’s outstanding common stock.

2019 Equity Incentive Plan

In connection with, and prior to the completion of the IPO, the Company’s Amended and Restated 2010 Equity Incentive Plan (the 2010 Plan) was terminated. Immediately prior to the merger, all outstanding P Shares granted under the 2010 Plan prior to the IPO, were cancelled, and all outstanding RSUs granted under the 2010 Plan converted into RSUs based on the shares of common stock of the Company.

On July 24, 2019, the Company’s 2019 Equity Incentive Plan (the 2019 Plan) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, and units and other cash‑based or share‑based awards.

The 2019 Plan is administered by the compensation committee of the Company’s Board of Directors. Subject to the provisions of the 2019 Plan, the compensation committee determines in its discretion, the persons to whom and the times at which awards are granted, the size of awards (subject to certain limitations set forth in the compensation committee charter) and the terms and conditions of awards.

A total of 4,500,000 shares of common stock are initially authorized and reserved for issuance under the 2019 Plan, including shares underlying RSUs granted under the 2010 Plan, which converted into the Company’s common stock, effective July 25, 2019, as a result of the merger.

The following is a summary of the post-offering compensation included in the 2019 Plan, including the number of common stock granted to each award mentioned below:

(i)

181,118 annual long-term incentive awards in respect of 2019, 90,559 of which are time-vesting RSUs and 90,559 of which are performance-vesting RSUs, granted to management in connection with the IPO. Time-vesting RSUs are subject to vesting as follows: one-third annual installments on each anniversary of grant date, subject to continued service. Performance-vesting RSUs are subject to vesting as follows: cliff vesting on the third anniversary of the grant date to the extent performance metrics are met, subject to continued service. The fair value of such awards is $2.5 million at grant date.

(ii)

1,267,912 supplemental RSU awards, 100% of which are time-vesting RSUs, granted to management in connection with the IPO and subject to vesting as follows: 25% vested at grant date, 25% will vest on the second anniversary of the grant date, subject to continued service, and 50% will vest on the third anniversary of the grant date, subject to continued service. The fair value of the supplemental RSUs is $17.8 million.

(iii)

250,000 founders grant awards in the form of time-vesting RSUs with a fair value of $3.5 million at grant date in connection with the IPO. These awards will cliff vest on the third anniversary of the grant date.

(iv)

26,399 non-employee director RSU awards with a fair value of $0.4 million at grant date (other than RSUs granted to non-employee directors designated by the Company’s principal stockholders, if any, which will be determined by the Board of Directors). These awards are fully vested on grant date.

(v)	668,170 RSUs initially granted under the 2010 Plan that were converted into RSUs based on shares of the Company’s common stock upon the consummation of the merger.

2019 Employee Stock Purchase Plan

On July 24, 2019, the 2019 Employee Stock Purchase Plan (the 2019 ESPP) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO.  A total of 1,000,000 shares of the Company’s common stock will be reserved and available for sale under the 2019 ESPP.

The compensation committee of the Board of Directors administers the 2019 ESPP and have full authority to interpret the terms of the 2019 ESPP.

There was no expense recognized related to the 2019 ESPP for the nine months ended September 30, 2019

Investment portfolio

Our cash and invested assets consist of debt securities, cash and cash equivalents, short-term investments and alternative investments.

At September 30, 2019, $2.0 billion, was comprised of securities that are classified as available-for sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investments were $194.9 million of alternative investments carried at fair value. Our securities, including cash equivalents, had a weighted average duration of 3.0 years and an average rating of “A” at September 30, 2019.

At September 30, 2019 and December 31, 2018, the amortized cost and fair value on fixed-maturity securities were as follows:

	September 30, 2019			December 31, 2018
		Estimated	% of Total		Estimated Fair	% of Total Fair
	Amortized Cost	Fair Value	Fair Value	Amortized Cost	Value	Value
($ in thousands)
Fixed rate securities:	$1,138,479	$1,167,205	54.2%	$1,045,990	$1,010,781	55.3%
Floating rate securities:	715,315	729,163	33.9%	554,626	556,104	30.4%
Alternate available-for-sale:	131,456	129,587	6.0%	129,139	126,497	6.9%
Total Bonds	1,985,250	2,025,955	94.1%	1,729,755	1,693,382	92.6%
Other investments:
Commercial levered loans	14,601	14,323	0.7%	16,915	15,858	0.9%
Limited partnerships	65,322	65,322	3.0%	53,432	53,432	2.9%
Short-term investments	14,398	14,398	0.7%	36,661	36,661	2.0%
Cash and cash equivalents	32,028	32,028	1.5%	29,900	29,900	1.6%
Total other investments	126,349	126,071	5.9%	136,908	135,851	7.4%
Total Investments	$2,111,599	$2,152,026	100.0%	$1,866,663	$1,829,233	100.0%

The table below presents the credit quality of total bonds at September 30, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC (Standard & Poor’s) or Equivalent Designation:

	September 30, 2019		December 31, 2018
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
($ in thousands)
AAA	$214,253	10.6%	$172,575	10.2%
AA	334,222	16.5%	295,704	17.4%
A	678,568	33.5%	570,846	33.7%
BBB	612,380	30.2%	493,900	29.2%
Below BBB/Not rated	186,532	9.2%	160,357	9.5%
Total	$2,025,955	100.0%	$1,693,382	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities presented by contractual maturity as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019			December 31, 2018
		Estimated	% of Fair		Estimated Fair
	Amortized Cost	Fair Value	Value	Amortized Cost	Value	% of Fair Value
($ in thousands)
Due in one year or less	$97,372	$97,585	4.8%	$82,048	$81,553	4.8%
Due after one year through five years	722,887	733,382	36.2%	613,707	602,223	35.6%
Due after five years through ten years	514,633	531,014	26.2%	552,061	529,257	31.2%
Due after ten years	105,273	106,754	5.3%	81,993	75,810	4.5%
Asset-backed securities	84,227	85,216	4.2%	82,603	83,581	4.9%
Collateralized Loan Obligations	181,843	179,744	8.9%	161,421	156,913	9.3%
Commercial Mortgage Backed Securities	67,986	70,360	3.5%	55,980	53,843	3.2%
Residential Mortgage Backed Securities– non-agency	63,803	74,314	3.6%	68,594	79,551	4.7%
Residential Mortgage Backed Securities – agency	147,226	147,586	7.3%	31,348	30,651	1.8%
Total fixed maturities	$1,985,250	$2,025,955	100.0%	$1,729,755	$1,693,382	100.0%

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

The fair value of our restricted assets was $573.7 million at September 30, 2019.  This includes $126.7 million of funds in trust for the mutual benefit of our insurance companies due to participation in our intercompany pooling agreement.  Restricted investments increased 4.9%, or $26.6 million, when compared to December 31, 2018 primarily due to state deposits and market appreciation from fixed income securities.

Off-balance sheet arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2019.

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

Net income for the three and nine months ended September 30, 2019 and 2018 reconciles to underwriting income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2019	2018	2019	2018
Net income	$8,361	$15,603	$30,752	$40,265
Income tax expense	2,015	3,809	8,253	10,090
Income before taxes	10,376	19,412	39,005	50,355
Net investment income	16,974	14,044	51,530	43,301
Realized investment gains, net	245	406	495	805
Interest and other expense, net	10,182	2,924	23,671	8,703
Underwriting income	$3,339	$7,886	$10,651	$14,952

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

Adjusted operating income for the three and nine months ended September 30, 2019 and 2018 reconciles to net income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2019	2018	2019	2018
Net income	$8,361	$15,603	$30,752	$40,265
Income tax expense	2,015	3,809	8,253	10,090
Income before taxes	10,376	19,412	39,005	50,355
Other Expense	7,162	—	14,332	—
Realized investment (gains), net	(245)	(406)	(495)	(805)
Adjusted operating income before taxes	17,293	19,006	52,842	49,550
Less: income tax expense on adjusted operating income	3,468	3,724	11,159	9,921
Adjusted operating income	$13,825	$15,282	$41,683	$39,629

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

For additional information about our critical accounting policies and estimates, see the disclosure included in the Prospectus, as well as Note 1 – Basis of Reporting in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds

On July 29, 2019, the Company completed its IPO with the sale of 7,857,145 shares of the Company’s common stock, including the issuance and sale by the Company of 4,285,715 shares of the Company’s common stock and the sale by the Principal Stockholders of 3,571,430 shares of the Company’s common stock. Shares of the Company’s common stock were initially offered to the public by the underwriters in the IPO at a per-share price of $14.00 pursuant to the Prospectus that formed part of the Company’s Registration Statement on Form S-1 (File No. 333-232440), which became effective on July 24, 2019. After deducting underwriting discounts and commissions and estimated offering expenses, net proceeds from the IPO were approximately $51.6 million. On August 8, 2019, a portion of such proceeds was used to repay $18.0 million in outstanding debt under our amended and restated revolving loan agreement. The Company did not receive any of the proceeds from the sale of the shares of the Company’s common stock sold by the Principal Stockholders in the IPO.

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

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None.

Item 6: Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of ProSight Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
3.2	Amended and Restated Bylaws of ProSight Global, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.1	Registration Rights Agreement between ProSight Global, Inc. and the Holders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
10.1	Stockholders’ Agreement among ProSight Global, Inc., the GS Investors and the TPG Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
10.2

Form of Amendment No. 1 to ProSight Global Holdings Limited Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-232440)).

10.3	ProSight Global, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-232440)).
10.4

Form of Restricted Stock Unit Agreement under ProSight Global, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-232440)).

10.5

Form of Performance Restricted Stock Unit Agreement under ProSight Global, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, as amended (File No. 333-232440)).

10.6

Form of Supplemental Restricted Stock Unit Agreement under ProSight Global, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, as amended (File No. 333-232440)).

10.7

Form of Founders Grant Restricted Stock Unit Award Agreement under ProSight Global, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, as amended (File No. 333-232440)).

10.8

Form of Non-Employee Director Restricted Stock Unit Award Agreement under ProSight Global, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, as amended (File No. 333-232440)).

10.9	ProSight Global, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, as amended (File No. 333-232440)).
10.10	Employment Agreement between ProSight Global, Inc. and Lawrence Hannon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 29, 2019).
10.11	Employment Agreement between ProSight Global, Inc. and Anthony S. Piszel (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 29, 2019).
10.12	Form of Indemnification Agreement between ProSight Global, Inc. and each of its directors and executive officers.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProSight Global, Inc.

Dated: November 6, 2019	By:	/s/ Lawrence Hannon
Lawrence Hannon
President and Chief Executive Officer

Dated: November 6, 2019	By:	/s/ Anthony S. Piszel
Anthony S. Piszel
Chief Financial Officer