Form 10-K
period 2019-12-31
ProSight Global, Inc.
filed 2020-02-24
CIK 1634038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001‑38996

ProSight Global, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35‑2405664
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

412 Mt. Kemble Avenue

Suite 300

Morristown, NJ 07960

(973) 532‑1900

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

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s equity was not listed on a domestic exchange or over-the-counter market. The registrant’s common stock began trading on the New York Stock Exchange on July 25, 2019.

There were 43,058,266 shares of Common Stock ($0.01 par value) outstanding as of February 21, 2020.

ProSight Global, Inc.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”)  includes certain forward-looking statements that are subject to risks, uncertainties and other factors, including in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “should,” “seek,” and other words and terms of similar meaning. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	our strategies to continue our growth trajectory, expand our distribution network and maintain underwriting profitability;
•	future growth in existing niches or by entering into new niches;
•	our loss expectations and expectation to decrease our loss ratio; and
•	our expectations with respect to the ultimate financial obligations to the buyers of our U.K. operations

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include:

•	the performance of and our relationship with third-party agents and vendors we rely upon to distribute certain business on our behalf;
•	the adequacy of our loss reserves;
•	the effectiveness of our risk management policies and procedures;
•	potential technology breaches or failure of our or our business partners’ systems;
•	adverse changes in the economy which could lower the demand for our insurance products;
•	our ability to effectively start up or integrate new product opportunities;
•	cyclical changes in the insurance industry;
•	the effects of natural and man-made catastrophic events;
•	our ability to adequately assess risks and estimate losses;
•	the availability and affordability of reinsurance;
•	changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions;

•	changes in the business, financial condition or results of operations of the entities in which we invest;
•	increased costs as a result of operating as a public company, and time our management will be required to devote to new compliance initiatives;
•	our ability to protect intellectual property rights;
•	the impact of government regulation, including the impact of restrictions on our business activities under the Bank Holding Company (“BHC”) Act;
•	our status as an emerging growth company;
•	the absence of a previous public market for shares of our common stock; and
•	potential conflicts of interests with our principal stockholders.

We discuss many of these risks in greater detail under the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Annual Report by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

Item 1.  Business

Overview

We are an entrepreneurial specialty insurance company that since our founding in 2009 have built products, services and solutions with the goal of significantly improving the experience and value proposition for our customers. Our main office is located in Morristown, New Jersey and our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “PROS”.

We are led by a highly experienced and entrepreneurial team with decades of insurance leadership experience at the Company and other leading insurers. We write property and casualty (“P&C”) insurance with a focus on underwriting specialty risks by partnering with a select number of distributors, often on an exclusive basis. We have a diverse business mix covering specialty niches within the eight customer segments in which we operate. We market and distribute our insurance product offerings in all 50 states within the United States of America, on both an admitted and non-admitted basis. We are focused on delivering consistent underwriting profitability with low volatility of underwriting results.

Our History

We were founded in 2009 by members of the current management team and secured capital commitments from affiliates of each of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and TPG Global, LLC (“TPG”). We established our insurance operating platform and acquired our insurance subsidiaries through the acquisition of New York Marine and General Insurance Company (“New York Marine”) in 2010. We write insurance out of three subsidiaries: New York Marine, Gotham Insurance Company (“Gotham”) and Southwest Marine and General Insurance Company (“Southwest Marine”). New York Marine is admitted in 50 states, Washington D.C., Puerto Rico and the Virgin Islands. Southwest

Marine is licensed in 49 states and Washington D.C. and is eligible to write on a non-admitted basis in New York. Gotham is admitted in New York and is eligible to write on a non-admitted basis in 49 states and Puerto Rico.

The insurance subsidiaries participate in a risk sharing pool managed by ProSight Specialty Management Company (“PSMC”). This structure allows us to leverage the efficiencies of having a single vehicle managing operations and providing back-office services across our business. All premiums, losses and expenses written by our insurance subsidiaries are pooled and then are allocated to these three insurance subsidiaries in accordance with their respective pool participation percentages. The pool participation percentages are 80% for New York Marine, 15% for Gotham and 5% for Southwest Marine.

In 2011, we formed a Bermuda holding company structure and acquired several entities in the United Kingdom in order to build Lloyd’s Syndicate 1110 (“Syndicate”). By 2016, however, we concluded that our business model’s emphasis on niche expertise and exclusive distribution, as well as our high profit expectations, made for an inappropriate fit with the Lloyd’s marketplace on a cost-effective basis. In 2017, we placed the Syndicate into run-off, and then entered into a two-phase sale transaction to exit our U.K. operations, which closed in October 2017 and March 2018. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations on this Annual Report on Form 10-K.

Prior to July 25, 2019, the Company was a wholly-owned subsidiary of ProSight Global Holdings Limited (“PGHL”), a Bermuda holding company.  Effective July 25, 2019, prior to the completion of the Company’s initial public offering (“IPO”), PGHL merged with and into the Company, with the Company surviving the merger (the merger). The prior holders of PGHL’s equity interests (other than holders of PGHL profit interests known as “P Shares”) received in the aggregate, as merger consideration, the right to receive 6.46 shares of the Company’s common stock for each such outstanding PGHL equity interest. The total merger consideration was 38,851,369 shares of the Company’s common stock, which then comprised 100% of the shares of the Company’s outstanding common stock. All P Shares then outstanding were forfeited in connection with the IPO.

As a result of the merger, the assets and liabilities of the Company include, effective July 25, 2019, the assets and liabilities of PGHL. In addition, on July 24, 2019, in connection with the merger, the Company’s duly adopted amended and restated certificate of incorporation (the “Certificate of Incorporation”) became effective, providing for, among other things, the authorization of 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. All share and per share amounts in the audited consolidated financial statements and related notes have been restated for all historical periods presented to give effect to the merger and related conversion of shares, including reclassifying an amount equal to the change in value of common stock to additional paid-in capital, as well as the effectiveness of the Certificate of Incorporation.

Prior to the merger, PGHL’s subsidiaries ProSight Specialty International Holdings Limited (“PSIH”) and ProSight Specialty European Holdings Limited (“PSEH”) were merged with and into the Company, effective February 5, 2019.  Additionally, effective February 5, 2019, ProSight Specialty Bermuda Limited (“PSBL”) became a wholly-owned subsidiary of the Company. Prior to February 5, 2019, PSBL was a wholly-owned subsidiary of PSEH.

Our Customer Segments and Niches

We define ourselves by the customer segments and niches we serve. We deliver our value and risk solutions through coverages, services we provide and third-party solutions that are attractive to our customers. We utilize our expertise in underwriting and claims to opportunistically pursue profit opportunities.

We currently write insurance coverage in eight customer segments across a broad range of specialty lines of business. Our customer segments currently include: Media and Entertainment, Real Estate, Professional Services, Transportation, Construction, Consumer Services, Marine and Energy, and Sports. Within each customer segment, we have multiple niches which represent similar groups of customers. We believe having deep expertise in these niches across our organization is critical and therefore, we have aligned various functional areas at the niche level, including within underwriting, operations and claims. We focus on small- and medium-sized customers, a market segment which we believe has been, and will continue to be, less affected by intense competitive dynamics of the broader P&C insurance industry. On January 28, 2020, the Company announced that it will expand its insurance solutions portfolio into the captive insurance market.

From time to time we reallocate existing niches to new or different customer segments in order to align them more efficiently, for reasons that may include the evolution of business or customers in that niche, the establishment or discontinuance of related niches, changes in responsibilities of our management team handling the segments, among others.  All historical customer segment information is presented in accordance with the current composition of our customer segments and such reallocation of premium amounts, and as a result some customer segment information may differ from amounts previously reported.

Over time, the composition of business within our customer segments evolves as we identify certain niches that present opportunities to develop distinct customer solutions with attractive profit potential and others that were at one time attractive but may become less so. We believe our ability to remain nimble during changing market conditions is one of our key competitive advantages.

Our eight customer segments are described below:

Media and Entertainment

Our Media and Entertainment customer segment offers solutions to customers engaged directly in the film production and live media. We provide full support for our Media and Entertainment customers’ commercial insurance needs, including package policies (property and general liability), umbrella and excess, auto, workers’ compensation, and specialized productions (cast, props, sets and wardrobe). Our Media and Entertainment customers benefit from our experience and expertise through our offerings of differentiated coverages and can take advantage of innovative products such as SecureMed® and Music Mends®.

Our expertise in this customer segment comes from understanding the specific risks and requirements our media customers face, such as the unique equipment they employ. This expertise has enabled us to develop innovative solutions for our Media and Entertainment customers, which helps our customers manage risk. Our niches in the Media and Entertainment customer segment currently are:

•

Film.  Providing specialized inland marine, general liability, workers’ compensation, umbrella and excess, auto, property, and crime coverage for feature films, documentaries, commercials, music videos, episodic television shows and student films, ranging from small independent productions to Hollywood blockbusters, wherever they may shoot.

•

Live Entertainment.  Providing workers’ compensation, general liability, umbrella and excess, auto, inland marine, property, and crime coverage for a wide range of live events, concerts, festivals and theatre, including the associated staging, rental and service technicians.

Gross written premium (“GWP”) for our Media and Entertainment customer segment was $124.9 million and $119.9 million in the years ended December 31, 2019 and 2018, respectively. Prior to September 30, 2019, our Motor Sports and Country Clubs niches were part of our Media and Entertainment customer segment. Such niches are now part of our Sports customer segment.

Real Estate

Our Real Estate customer segment is designed to support the ownership and/or management of buildings, multifamily residential properties or mixed-use urban buildings. We write property, general liability, umbrella and excess and course-of-construction policies for our Real Estate customers and differentiate ourselves through offerings such as Building and Tenant Protection Plus and our manufactured housing endorsement. We address our insureds’ unique needs through various specialized offerings, including flexible policy periods, project specific policies and all line solutions covering special considerations, such as hotel amenities.

We believe that our Real Estate customer segment generates value for our customers because our industry expertise and flexible platform enable us to confidently underwrite risks that many of our competitors seemingly avoid due to the uniqueness of the risks involved. Within our Real Estate customer segment, we currently tackle complex risks in the following niches:

•	Builders Risk. Providing inland marine coverage for buildings while under construction.
•	Hotels. Providing general liability, property, and umbrella coverage to the owners and operators of franchise hotels focused on business travelers.
•	Manufactured Housing. Providing general liability, property, auto, inland marine, and crime coverage to manufactured housing communities (not including campgrounds or temporary trailer parks).
•	Metrobuilders. Providing general liability, property, and umbrella coverage to general contractors who build exclusively in the five boroughs of New York City.
•	Property Managers. Providing general liability, property, and umbrella coverage to property managers of mixed-use buildings in and around the five boroughs of New York City.
•	Residential. Providing property, general liability, and umbrella coverage to residential building owners and property managers.
•	Self Storage. Providing general liability, business owners policy, property, umbrella, and crime and fidelity coverages for franchise self-storage facilities.

GWP for our Real Estate customer segment was $167.6 million and $132.7 million in the years ended December 31, 2019 and 2018, respectively.

Professional Services

We offer professional liability and commercial insurance products to customers that sell professional advice or services, generally requiring a specialized license. Products offered include professional liability, umbrella, surety and excess, package lines and specialized banking covers. Our specialized approach to addressing this customer segment includes solutions to address risks facing Professional Services customers through the application of background checks, data protection, data compromise and risk management services. Niches in the Professional Services customer segment where we put our industry expertise to work currently include:

•	Accountants. Providing professional liability coverage to small and medium-sized accounting firms.
•	Credit Unions. Providing crime, professional liability, property, general liability, workers’ compensation, auto, umbrella, and inland marine coverages to small and mid-sized credit unions.
•	Customs Brokers. Providing marine, commercial package and continuous U.S. Customs and Border Protection bonds for importers and property broker bonds for freight forwarders.
•

Lawyers.  Providing professional liability coverage to law firms across the United States ranging from local and regional firms to firms with national and international practices, many of which are listed in the AmLaw 200, a listing of the largest 200 law firms in the United States by gross revenue.

•	Pest Control. Providing general liability, property, inland marine, and crime coverage to customers in the pest control industry.

GWP for our Professional Services customer segment was $119.3 million and $110.5 million in the years ended December 31, 2019 and 2018, respectively.

Transportation

Our Transportation customer segment is defined by several subsets, but generally involves the transportation of either passengers or freight and covers a diverse group of niches which are described below. We write a wide variety of P&C coverage for our Transportation customers, including commercial auto liability and physical damage, umbrella and excess, general liability, property, inland marine and workers’ compensation.

In addition to our tailored coverage, our Transportation products are differentiated by technology and other services, such as application of proprietary risk management technology, data protection services, background checks and drug testing programs. Our niches in the Transportation customer segment where we apply our differentiated solutions and expertise currently include:

•	Charter Bus. Providing auto, excess or umbrella, and general liability coverage to customers in the charter bus business, sightseeing and tour operations or hotel and employee haul operations.
•

Intermodal Transportation.  Providing auto and general liability to customers with ten or more units in the business of local and line haul freight delivery (within a 100-mile radius) of non-hazardous commodities to regular destinations.

•	School Bus. Providing auto, umbrella, general liability, excess liability, property, inland marine, and crime coverage to school bus operators.
•	Taxis. Providing auto liability and excess liability coverage to customers ranging from single operators to large sophisticated fleets.

GWP for our Transportation customer segment was $112.2 million and $92.2 million in the years ended December 31, 2019 and 2018, respectively. Prior to September 30, 2019, our Propane & Fuel Dealers niches were part of our Transportation customer segment. This niche is now part of our Marine and Energy customer segment.

Construction

Our Construction customer segment focuses primarily on customers in several key areas of the construction trade. We offer property, general liability, workers’ compensation, commercial auto and excess coverage to our Construction customers as well as a variety of proprietary covers, such as OOPS® Coverage.

Our Construction customer segment makes use of our flexible platform given the variety of risks presented by the numerous members of the construction trade which require specialized coverage. Our niches in the Construction customer segment where we have identified and created solutions for previously underserved customers currently include:

•

Construction Managers.  Providing professional liability, excess liability, general liability, and property coverage to construction managers, who are largely responsible for the planning and coordination of large-scale projects but generally do not assume the risk of a general contractor.

•	Cranes. Providing general liability, workers’ compensation, excess, and auto coverage to crane rental companies.
•

Federal Contractors.  Providing general liability, workers’ compensation, auto, and umbrella coverage to general contractors whose revenue is primarily derived from federal, state or municipal government-funded projects.

•	Luxury Home Builders. Providing general liability and excess liability coverage to general contractors who focus on building high value homes.
•

Marine Contractors.  Providing workers’ compensation, marine liability package, marine umbrella, protection and indemnity, auto, inland marine, and property coverage to general contractors who serve the maritime industry.

•	Scaffolding. Providing an all lines solution including general liability, workers’ compensation, excess, and auto coverage to scaffolding rental companies.
•

Specialty Trade Contractors.  Providing general liability and umbrella and excess coverage to large trade contractors who specialize in a single construction trade but who, as general contractors, still sub-contract the vast majority of the project.

GWP for our Construction customer segment was $117.9 million and $101.9 million in the years ended December 31, 2019 and 2018, respectively.

Consumer Services

Our Consumer Services customer segment works with a number of consumer-centric organizations, including many not-for-profit organizations. We provide our Consumer Services customers with workers’ compensation, package, umbrella and excess and commercial auto coverage.

Our Consumer Services customer segment primarily focuses on identifying and crafting policies and solutions for the nuanced risks generated from the manner in which these customers’ employees or volunteers engage with their customers or clients. We offer differentiated solutions to our Consumer Services customers through our diversity of offerings and products and services, specific to each niche. Our niches in the Consumer Services customer segment currently include:

•	Auto Dealers. Providing property, umbrella, crime, and general liability coverage to franchised auto dealers and truck dealers with new car sales.
•

Franchise Equipment Dealers.  Providing auto, workers’ compensation, property, umbrella, inland marine, general liability, and crime coverage to dealers that engage in the sale or long-term leasing of construction equipment.

•

Professional Employer Organizations.  Providing workers’ compensation coverage to providers of human resources solutions to small and medium sized employers that lack the infrastructure to provide human resources services internally.

•

Restaurants, Bars and Taverns.  Providing general liability, liquor liability and property coverage to restaurants, bars and taverns. We believe our proprietary coverage extensions and services provide additional value to our customers.

•	Social Services. Providing workers’ compensation, general liability, property, auto, umbrella, crime, and inland marine coverage to nonprofit organizations that serve their communities.
•

Parking Facilities. Providing general liability, auto, property, inland marine, umbrella, workers’ compensation, garage keepers’ legal liability, and professional liability coverages to owners of parking garages, valet companies, park and rides, airport parking, and parking lots.

•

Snow & Ice Removal. Offering general liability, employee benefits liability, and stop gap liability coverages for snow and ice management contractors who service private premises such as office complexes, schools, residential driveways, and convenience stores.

•

Animal Welfare.  Providing general liability, auto, property, inland marine, umbrella, crime and fidelity, professional liability, and directors and officers liability coverages to animal rescue shelters, that primarily foster cats and dogs.

GWP for our Consumer Services customer segment was $133.7 million and $107.1 million in the years ended December 31, 2019 and 2018, respectively.

Marine and Energy

We offer a broad array of very specialized coverages to customers that own or service assets in the maritime trades, the upstream energy space both on and off shore and the growing solar energy sector. Our policies in the Marine and Energy customer segment generally focus on third party liabilities arising out of property damage and bodily injury, but, consistent with our overall approach to insurance, we also cover more subtle, distinctive risks that arise in each niche. Our differentiators in the Marine and Energy customer segment include our cost of iron endorsement and equipment rental coverage.

We view the Marine and Energy customer segment as being well-suited to our emphasis on using industry expertise and highly tailored coverages to create value for our customers. For example, we recognize that solar contractors often face risk of professional liability arising out of their design of solar energy production systems and we view this distinct risk profile as an opportunity to craft customized coverages for such customers. Our niches in the Marine and Energy customer segment where we generate bespoke solutions currently include:

•

Ocean Marine.  Providing marine umbrella and excess, property, protection and indemnity, pollution liability, marine cargo, vessel hull and machinery, marine liability, inland marine, maritime employers liability, workers’ compensation, and charterer’s liability coverage to customers with over the water or maritime exposures.

•

Petroleum Services.  Providing auto, umbrella, general liability, inland marine, workers’ compensation, property, and crime coverage to exploration, production and contracting companies in the upstream energy sector.

•	Solar Energy. Providing workers’ compensation, general liability, auto, umbrella, property, inland marine, and crime coverage to solar energy contractors.
•

Propane & Fuel Dealers.  Providing auto, general liability workers’ compensation, excess liability, property, inland marine, and crime coverage to wholesale distributors of propane and fuel oil and retail distributors of propane and fuel oil to homes, farms and commercial establishments.

GWP for our Marine and Energy customer segment was $94.1 million and $83.0 million in the years ended December 31, 2019 and 2018, respectively. Prior to September 30, 2019, our Propane & Fuel Dealers niches were part of our Transportation customer segment. This niche is now part of our Marine and Energy customer segment.

Sports

We use our deep industry expertise to offer a wide range of flexible coverages that meet the complex and evolving needs of our Sports customer segment. The world of sports presents unique and challenging risks,  whether for racetracks, driving schools, water sports, private country clubs or public golf courses. We created comprehensive insurance and risk management solutions from participant and spectator liability to shell corporations for professional athletes in the public eye.

Our policies focus on general liability, workers’ compensation, participant accident, commercial auto, excess liability and drone liability. Differentiators and added value services include e-waivers, a more efficient process to collect, store and manage waivers, as well as payment programs that allow racetracks and motorsport facilities to take rain-out credits in advance. Our niches in the Sports customer segment include Aquatic Recreation, Country Clubs, Sports and Motor Sports. Our niches in the Sports customer segment where we develop such tailored coverages currently include:

•	Motor Sports. Providing general liability, property, workers’ compensation, umbrella and excess, auto, inland marine, and crime coverage for motor sporting events.
•

Sports. Providing workers’ compensation, general liability, umbrella and excess, auto, inland marine, property, and crime coverage for a wide range of sporting events, venues and athletes and athletic participants.

•

Country Clubs.  Providing property, general liability, umbrella, auto, workers’ compensation, crime, and inland marine coverage to private golf and country clubs, public golf courses, golf management companies, associations, as well as tennis, swimming and other recreational clubs.

•

Aquatic Recreation.  Providing general, watercraft and marine liability, as well as crew and hull coverage to rental and watersports companies involved in parasail, jet ski, and water ski/wakeboard instruction, among others.

GWP for our Sports customer segment was $30.1 million and $23.6 million in the years ended December 31, 2019 and 2018, respectively. Prior to September 30, 2019, our Motor Sports and Country Clubs niches were part of our Media and Entertainment customer segment. Such niches are now part of our Sports customer segment.

Other

“Other” includes all GWP from exited niches, developing customer segments that remain immaterial, certain fronting reinsurance arrangements, and participation in pools and associations. “Other” GWP primarily consists of the following components:

•

Primary and excess workers’ compensation coverage for self-insured groups sourced through Midlands, a managing general underwriter (“MGU”) that was acquired by a third-party insurance carrier in January 2019. We wrote business sourced through Midlands since our acquisition of New York Marine in 2010, including $69.1 million of GWP for the year ended December 31, 2019. Because we acquired this business in connection with our founding and did not develop it organically, the business sourced through Midlands lacked the differentiation that we would develop as part of any new niche we have entered since our founding. Due to these factors, coupled with certain unfavorable general market conditions for excess workers’ compensation, we decided to exit this niche in the first quarter of 2019. As a result, we do not anticipate any future premiums from this business after the first quarter of 2019 beyond premium adjustments from existing policies.

•	Niches which we have terminated, the majority were focused on commercial auto such as Long Haul Trucking, Towing, Chauffeured Transportation, Settlement Carriers and Pizza Delivery.
•	Participation in industry pools and associations, the largest of which is the National Council on Compensation Insurance (“NCCI”).

GWP related to “Other” was $68.2 million and $124.2 million in the years ended December 31, 2019 and 2018, respectively.

Our Competitive Strengths

We believe that the following competitive strengths have supported our success to date and provide a foundation for future growth:

•

Focus on profitable niches of the market where we have industry leading expertise and can deliver value to our customers.  We have been selective in developing our niches within customer segments for which we have in-house expertise and will continue to focus on providing differentiated products, services and solutions that truly serve customer needs and offer attractive and profitable growth opportunities. We have a strong focus on fragmented and underserved markets which we believe have an attractive risk-adjusted return profile. We choose to avoid markets that are susceptible to commoditization by incumbent industry participants. We have specific and unique expertise such as underwriting knowledge and data, loss mitigation techniques, customer access, and claims handling for each niche that we believe are difficult to replicate. We believe that this expertise enables us to accurately price risk, deliver profitable underwriting results, and retain this profitable business. We have aligned our organization accordingly such that our underwriting, operational and claims personnel are dedicated to specific niches within a given customer segment, which differentiates us and we believe is an important component of our financial performance. Our niche focus provides several important benefits to our underwriting results:

•

Homogeneous insureds.  We believe that the inherent homogenous nature of insureds within a relatively narrow and descriptive niche means that collectively the actuarial result will be more credible and more susceptible to analysis, should results suggest that improvements or changes are required.

•

Expertise in execution.  Unlike many of our competitors, our communication is delivered directly to the underwriter or MGU who deals exclusively with the applicable customer rather than through layers of generic management and geographic leadership teams to underwriters that only occasionally touch such a niche.

•

Predetermined aggregations and exposure profiles at the niche level.  When we launch a new niche, significant diligence and research is performed. This allows us to impose aggregation limits, price targets for catastrophic loss loads and/or buy appropriate reinsurance before the first account is written in the niche, which we believe results in a more predictable and profitable growth pattern for our niches.

•

Creation of products, services and solutions that deliver a high value proposition to our customers.  We believe we will continue to succeed by proactively developing what we refer to as “differentiators,” which can be in the form of products, services, or solutions that are tailored to our customers. We often partner with our customers and distributors when developing differentiators and leverage their particular knowledge of their own needs and the needs of their customers, respectively. Unlike typical insurance companies, we co-own the intellectual property associated with the differentiators developed with our distributors during the term of our contractual relationships, allowing for a better alignment of incentives. We have dozens of differentiators across our niches, with many differentiators applicable to multiple niches. Examples of our differentiators include a customer solution called SecureFleet®, which provides video camera devices for commercial vehicles to monitor driver behavior and manage claim activity. This solution is available to customers across multiple niches. We believe our customers place meaningful value on the collective offering of differentiators we provide, which distinguishes us in the market. In addition, we aim for and achieve an exceptional customer service experience, as supported by over ten thousand survey responses since June 2017 with 92% rating the experience as “awesome” and 99% as “awesome” or “good”.

•

Sophisticated underwriting tools that deliver prompt underwriting responses and profitable results.  We have developed a multi-faceted pricing strategy that is tightly integrated into niche development, from inception to maturity. Pricing begins when a new niche is identified and submitted for internal review and approval by underwriting and actuarial management, which we believe produces a filtering mechanism that helps us pursue only the opportunities best aligned with our strategy. For those niches that make it through the submission process, targets and metrics are established immediately to monitor the early development of the niche. We believe such monitoring allows for early detection of anomalies which can then quickly be remedied by the underwriting team. We employ our ProSight Climber GPS application to conduct such monitoring and review of our underwriting and reserving decisions on a real-time basis. Each niche undergoes a detailed annual pricing analysis that is utilized in the niche review process. These reviews incorporate a wide range of inputs such as trend, development, price change, underwriting changes, and claims results. We are highly selective in choosing which new opportunities to pursue; we estimate that we decline approximately 80% of the opportunities we evaluate. We believe that this comprehensive and collaborative approach results in profitable growth for us.

•

Long-standing and selective relationships with our distribution partners.  We have designed an innovative distribution model with a highly targeted customer focus by engaging a limited number of distribution partners. For each niche, we partner with either a single or a select group of specialist distributors who have a deep understanding of our customers and their risk profiles. Each of our distribution partners undergoes a rigorous due diligence process before they are selected. In many of our niches, our agency and brokerage relationships are structured so that we work with a particular distribution partner on an exclusive basis. More than 70% of our 2019 GWP was produced on such an exclusive basis. Our goal is to structure distribution relationships so that we are aligned with the distributor towards achieving scale and underwriting profit in our customer segments, and they are compensated accordingly. By offering exclusivity and an aligned compensation structure, we incentivize our distributors to deliver value to our customers and offer them an advantage over generalist agents.

•

Highly entrepreneurial culture and management team with a track record of success.  We have a seasoned and entrepreneurial management team with decades of experience. Each member of our executive management team has served in a senior leadership role at a major insurance company prior to joining the Company, and our founders all have extensive careers in underwriting. Our current leadership team has founded and built the Company from the ground up and has strong alignment of interest with stockholders.

We are led by our Chief Executive Officer (“CEO”),  Lawrence Hannon, a founding member of the Company.  Mr. Hannon has more than 29 years of underwriting and operational experience in the insurance industry. Prior to becoming Chief Executive Officer in May 2019, Mr. Hannon served as Chief Operating Officer. Prior to joining the Company,  Mr. Hannon was the Chief Sales & Marketing Officer at Fireman’s Fund Insurance Company and previously spent fourteen years at Chubb Limited in various leadership and underwriting positions.

Our Chief Underwriting and Risk Officer (“CURO”),  Robert Bailey, is a founding member of the Company and responsible for underwriting, risk management and reinsurance. Mr. Bailey has more than 30 years of underwriting experience in the insurance industry. Prior to joining the Company,  Mr. Bailey was the Chief Underwriting Officer of Commercial Lines at Fireman’s Fund Insurance Company and previously spent seven years at Cigna in various leadership and underwriting positions.

Our Chief Financial Officer (“CFO”),  Anthony S. Piszel, joined the Company in 2012. Mr. Piszel has more than 39 years of experience in the financial services industry including as Chief Financial Officer of public companies. He previously was Chief Financial Officer at CoreLogic, First American Corporation, Freddie Mac, and Health Net, Controller of Prudential Financial and Audit Partner at Deloitte & Touche. Mr. Piszel also served as a practice fellow at the Financial Accounting Standards Board.

Our Chief Legal Officer (“CLO”),  Frank D. Papalia, joined the Company in 2011. Mr. Papalia has over 33 years of legal and business experience in the insurance industry and, prior to joining the Company, served as General Counsel and Member of the Management Board of PARIS RE Holdings, a publicly traded reinsurance group. Mr. Papalia was also General Counsel of AXA RE from 2003 to 2006 and Vice President and Counsel with AXA Financial.

We have instilled this entrepreneurial mentality throughout all levels of our Company. Our employees are encouraged to be proactive, to service our customers and distributors and ensure the success of our Company. We believe our people are our greatest strength, and we work consistently to foster a culture emphasizing customer focus, professional growth, accountability, and performance. This mentality is built into the mechanisms of our employee assessment and compensation. For example, to assess performance, we developed our proprietary “Climber Portal”, a cloud-based, branded internet suite that includes a nine-factor competency-based review system in which employees and their managers assess performance based on skills-strength and actual contributions. In this manner, performance is documented throughout the year in an ongoing interactive dialogue.

•

Deep investment in and innovative approach to technology.  Technology is a core competency of the Company and at the heart of how we deliver our high value customer proposition. We have an exclusively configured, scalable, and digitally-enabled technology platform built for growth, data integrity, and efficiency, which allows us to deploy the necessary technologies to respond quickly to business opportunities. We have invested in the development of a modern core insurance system for policy administration and billing that forms the foundation of our customer facing digital technologies. As a result, we can rapidly develop flexible, customer facing solutions. We have demonstrated our ability to develop and deploy digital products for our agents and customers that are delivered via the web over desktop and mobile devices. We consider our ability to meet ever increasing customer demands for anytime, anywhere access as a competitive strength compared to traditional and emerging carriers.

The key features of our technology, which support our business model are: (i) We are not burdened by multiple legacy systems and are therefore able to quickly respond to changing industry dynamics and focus our information technology (“IT”) investments on innovation. (ii) Our core customer-facing policy administration and billing systems, “ProSight Premiere”, have been architected and developed by us, and are internally maintained, to meet the needs of our growing insurance business. (iii) Through our exclusive enterprise data warehouse and financial reporting system “ProSight Climber GPS”, we have the ability to access and mine data to manage our business and help inform our underwriting and reserving decisions on a real-time basis. (iv) Our application programming interface (“API”)-enabled core systems and strong mobile development capabilities allow our customers and agents to interact with us in an easy and efficient manner. Our interactive platform, ProSight Online, is available to all of our customers and allows them to view policy, billing, claims and loss information, all from a mobile device. (v) Our unified cloud infrastructure enables us to operate our platform efficiently, deploy new services rapidly, and scale for the future.

•

Scalable platform built for continued growth.  We have built our systems, processes and technology platform to be easily scalable with limited incremental marginal cost, as we see multiple opportunities to grow our business at a rate that is well in excess of the broader P&C insurance industry. Our licensing, infrastructure and applications have been designed to support a significantly larger book of business, and also have the ability to manage a high volume of small business customers through our proprietary direct to consumer technology platform. We currently have a competitive expense ratio that we expect to decrease over time as we expand our premium base and diversify our distribution channels that are available to cover the largely fixed costs of maintaining this infrastructure. Our absence of legacy infrastructure and systems means we can direct our spending towards expanding our technology leadership rather than maintenance and upkeep of outdated technology.

Our Strategy

Our objective is to leverage our competitive strengths to achieve profitable and sustainable growth. We have built a large, diversified and seasoned in-force book of business. Our strategy is built on the following principles:

•

Utilize our specialized products, services and solutions to continue our growth trajectory in markets where we exhibit expertise.  We have been selective in developing our target niches and will continue to focus on providing differentiators within niches that we believe offer attractive and profitable growth opportunities. We expect future growth to come from three primary areas. (i) We have robust growth opportunities in existing niches where we seek to deepen our presence. We have historically experienced profitable growth in these lines. (ii) We expect to selectively enter new niches within our existing customer segments, particularly those where we have developed expertise and a new adjacent niche provides a unique opportunity. (iii) We expect to remain nimble during changing market conditions and enter new customer segments as we identify a sector of the marketplace that presents an attractive opportunity. Generally, we believe that our differentiation and the value propositions we generate for our customers through our niche-by-niche growth strategy creates a profit opportunity for us.

•

Expand multi-pronged distribution network to best serve our customers in the most efficient and effective manner.  We have the ability to deliver our products through three channels: (i) third party partnerships via retail agents or MGUs with whom we customarily have long-standing relationships; (ii) our owned brokerage arm, ProSight Specialty Insurance Brokerage; and (iii) our proprietary direct to consumer technology platform. We do not experience any channel conflicts as each one of our specialized niches is only distributed through one channel. When developing a niche, we choose the channel that is most suited to reach the target customer.

•

Maintain strong underwriting discipline and profitability.  We seek to maintain underwriting profitability while pursuing sustainable growth through a robust risk selection process. Our underwriting teams are led by experts in the niches we serve and we target niche markets that are homogeneous blocks of actuarially credible businesses that have performed at favorable loss ratios. We will continue to focus exclusively on business with an attractive risk-adjusted return profile and will not participate in markets that are commoditized and where we cannot add incremental value. All of the underwriting authority and guidelines, for every niche and customer segment, are determined and approved by our CURO. The majority of our GWP from customer segments are executed by the Company’s underwriters who are experts in their specific niche, while the remainder is handled by our MGUs, subject to the authority that the CURO has delegated to them. All of our underwriting authority delegated to MGUs is subject to stringent guidelines and regular audits. Our strong focus on underwriting expertise has led to favorable financial results. For the year ended December 31, 2019, we generated net income from continuing operations of $45.5 million and adjusted operating income from continuing operations of $57.6 million which resulted in an adjusted operating return on equity from continuing operations for the same period of 12.4%. For the year ended December 31, 2018, we generated net income from continuing operations of $53.7 million and adjusted operating income from continuing operations of $55.3 million which resulted in an adjusted operating return on equity from continuing operations for the same period of 14.4%. Our portfolio has delivered a net loss ratio of 64% since the Company’s inception.

•

Leverage our technology platform to drive operational efficiencies and digital capabilities.  We have built an IT platform that encompasses a streamlined core system suite, customized digital solutions, and scalable and resilient cloud infrastructure. We have made significant investments to build out robust data capture capabilities that allow for a dynamic rate and loss management process as datasets evolve. Additionally, our flexible platform is able to seamlessly underwrite and onboard new business as we continue to expand. We believe we are well positioned to grow in an evolving shared economy with our exclusive technology infrastructure. Our expense ratio can decrease as we expand our business, as our platform provides us with a high degree of operational leverage. We plan to maintain and expand our technology leadership by developing new tools and applications for our distribution partners and customers.

•

Maintain our strong balance sheet.  We believe a conservative balance sheet is foundational to our ability to deliver superior financial performance and returns. We have continuously maintained a rigorous reserving approach and monitor loss emergence and developments on a monthly basis in addition to our detailed quarterly reviews and daily monitoring by executive management. We protect our capital by utilizing high-quality reinsurers, setting retentions appropriate to the extent and nature of exposures we wish to retain, maintaining a strong enterprise risk management framework, closely monitoring regulatory and market developments, and adapting our approach to achieve our underwriting and risk management goals. We also follow a conservative investment portfolio management philosophy consistent with our objective to achieve consistent and predictable profitability through a careful analysis of risk and return. We believe that our investment portfolio provides sufficient liquidity to pay for the liabilities relating to the risks we underwrite while achieving attractive returns on investment. We have a high-quality, well-diversified investment portfolio with 95.7% invested in fixed maturities and an average credit quality rating of “A” as of December 31, 2019. We also will seek to maintain a competitive rating with A.M. Best, where our insurance subsidiaries are currently rated “A-” (Excellent) (Outlook Stable), which is the fourth highest of 16 ratings assigned by A.M. Best to insurance companies. Maintaining a strong rating from A.M. Best enables us to easily demonstrate our financial strength to policyholders, which is often a critical factor in the decision to purchase insurance. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors with respect to our securities.

Distribution and Marketing

While many of our competitors choose to distribute their products through thousands of producers, we currently work with fewer than 20 MGUs and fewer than 125 wholesalers and retailers. Each distributor is often appointed for a specific niche only. Typically, our distribution partners have an existing book of business, are well-established experts in a niche and have a deep understanding of our offering. We also complement our external distribution capabilities with ProSight Specialty Insurance Brokerage, our owned brokerage arm, and our proprietary, online, direct-to-customer platform.

Unlike most other insurance companies, we typically offer our distribution partners exclusive or semi-exclusive access to our products within that niche. This exclusivity is in contrast to their typical experience, where the insurance company offers its product through hundreds or thousands of competing distributors. Agents highly value this exclusivity as it enables them to grow their business with fewer constraints and work with a partner who has a vested interest in their growth, which we believe leads to well-aligned incentives for our distributors. This enables us to collaborate closely with the producer to create and develop products and solutions specific to the niche. In exchange for exclusivity for the distributors, we typically have some combination of geographic exclusivity, right-of-first-refusal placement within the agency and control of our developed intellectual property. This intellectual property arrangement is part of our distributor agreement, enabling us in most cases to retain the right either to exclusively pursue or to compete for our customers in the event that an MGU chooses to terminate our relationship. In each case, we maintain the right to compete more generally in the niche.

Several of these agents are responsible for a significant portion of the premium written by us. While this model provides many benefits to us and our customers, such agents have in the past, and may in the future elect to renegotiate the terms of existing relationships, or reduce or terminate their distribution relationships with us, including as a result of industry consolidation of distributors or other industry changes that increase the competition for access to distributors. See Item 1A. Risk Factors — Risks Related to Our Business — Third-party agents we rely upon to distribute certain business on our behalf may not perform as anticipated, or may be acquired or terminate their agreements with us which could have an adverse effect on our business and results of operations.

To support our marketing and distribution efforts, we invest in building brand awareness and brand preference within our target niches. Our marketing team works closely with our distribution partners to develop joint marketing plans and digital marketing campaigns that support the growth goals of the program. In addition, we focus on developing relationships with professional associations and other affinity groups to create additional distribution and branding opportunities for our programs and distribution partners. The goal of these marketing efforts is to accelerate organic growth and create loyalty among our distribution partners.

Underwriting, Risk Selection and Pricing

All underwriting authority comes from the Board of Directors and is delegated to the CURO. All of the underwriting authority and guidelines, for every niche and customer segment, are determined and approved by our CURO. This ensures that the Company has complete determination over what an acceptable risk is for every niche. The majority of our GWP from customer segments are executed by the Company’s underwriters who are experts in their specific niche, while the remainder is handled by our MGUs, subject to the authority that the CURO has delegated to them. All of our underwriting authority delegated to MGUs is subject to stringent guidelines and regular audits.

All of the operational and execution-related aspects for each niche are subject to final approval from our CURO and are captured in our distributor agreements. The CURO conducts regular reviews of each niche throughout the year to ensure that the execution in each niche remains consistent with expectations. Daily and monthly metrics at the niche level are readily available to each underwriter and are utilized to track progress.

Niche Focus

Our niche focus provides several important benefits to our underwriting results:

•

Homogeneous Insureds.  This is a critical advantage to our underwriting approach. We believe that the inherent homogenous nature of insureds within a relatively narrow and descriptive niche means that collectively the actuarial result will be more credible and more susceptible to analysis, should results suggest that improvements or changes are required. Our data and reporting structures also align around niches, enabling us to better evaluate under- or over-performance. This granular focus allows underwriters and the product development team to be more tailored and specific when responding to customer needs.

•

Expertise in Execution.  Our underwriters operate at a niche level. Being niche focused enables us to adjust our approach and/or execution more efficiently. Unlike many of our competitors, directives regarding a specific niche need not be communicated through layers of generic management and geographic leadership teams to underwriters that only occasionally touch such a niche. Our communication is delivered directly to the underwriter or MGU that deals exclusively with the applicable customer. We believe there is tremendous benefit to our results in that deep expertise and simplicity. We are also able to better track and account for costs directly associated with a niche, improving our ability to determine price adequacy and a given niche’s profitability.

•

Predetermined Aggregations and Exposure Profiles at the Niche Level.  When we launch a new niche, the CURO tightly controls the authority process. Significant diligence and research are performed prior to moving forward with a niche. For every new niche, this means that test quotes have been completed, actuarial data assessed, filings considerations contemplated, regulatory concerns discussed, IT systems issues identified, reinsurance ramifications explored and many other matters vetted, all prior to approval. Key among these is an understanding of any aggregations of exposures that might occur due to timing or geographic bias of the customer base. Knowing these portfolio characteristics before the first account is written allows us to impose aggregation limits, price targets for catastrophic loss loads and/or buy appropriate reinsurance. We believe that this results in a more predictable and profitable growth pattern for our niches.

General Underwriting Controls

The CURO delegates authority to our underwriters and MGUs based on the niche assigned to each underwriter, the experience of that individual and the role the individual has in the organization.

Each niche has a dedicated underwriting manager, specific underwriting appetite guidelines and controls focused on making sure that accounts written are within the parameters established for each niche. We have a series of processes utilized by underwriters and management on a daily, monthly and quarterly basis that, when added together, ensure the execution and compliance of each niche. Management drives results in a variety of ways, including:

•

Peer Reviews.  We mandate that a sampling of files is reviewed per niche per quarter by the supervising manager. This applies to policies written under delegated authority as well as internally written policies. Results are tracked for training and performance purposes. This is designed to give the underwriting manager a more holistic picture as to the performance of the underwriter and the niche.

•

Exception Reports.  We actively monitor the parameters of each niche by using online alerts to notify the CURO and underwriting staff if selected issuance values are entered that fall outside preselected parameters. Each niche has its own exception parameters depending on the appetite for that niche. In addition, the CURO and underwriting teams review the transaction log every week, focusing on activities that could be incorrect or fraudulent, such as a claim with back-dated coverage, or unusual cancellations or reinstatements.

•

Daily Claims Tracking.  All underwriters and management have daily access to the claims activity from the previous day, in addition to the historical claims information for each niche. This provides instant feedback to each underwriter as to how their niche is performing and better enables them to adjust execution and make timely decisions to improve our profitability.

•

Underwriting Audit.  We maintain an underwriting audit staff that reports to the CURO. Every niche and related MGU is audited at least every 24 months, with most being on an annual cycle. An MGU for any new niche is audited within the first twelve months.

•

Niche Reviews/Actual-to-Plan Discussions.  We hold regular review meetings, led by the CURO, which cover underwriting performance, actuarial pricing trends, loss development trends, and distribution strategy and differentiation.

Overall, we believe that these processes and controls, in addition to our niche focus, give us industry-leading insights that improve our underwriting execution to deliver more accurate, stable and predictable underwriting results.

Technology

From our founding, we believed that our technology serves as an important source of competitive advantage. It is our view that much of the industry has lagged in technology development despite investing large amounts of money into IT transformation programs, often having dozens of policy administration systems and claims systems for various business units and product lines that do not effectively communicate with one another and are not organized around the customer. We believe the result is that our competitors bear the costs of maintaining these disparate systems but struggle to effectively organize their data or processes in a way that can be provisioned to customers to create valuable digital services.

In contrast, we have built a modern technology platform that is efficient, scalable, and enables industry-leading digital capabilities. This platform provides the following major advantages:

We are not burdened by legacy systems.   After the acquisition of New York Marine, and concurrent with the development of our new policy administration system, we focused on the retirement and replacement of legacy systems to ensure that we could reduce costs and eliminate the limitations associated with these older systems.

Our key customer facing systems were developed recently on modern architectures.   Our policy administration system, which we call “ProSight Premiere”, supports all of our various customer segments. The system was built to enable custom rate, rules and forms by niche in a manner that is highly flexible and configurable by our own internal development staff. In order to support the various market opportunities we may pursue, the system currently supports nine product lines, 50 states, admitted and non-admitted business, and Insurance Services Office and American Association of Insurance Services, and proprietary approaches. The system handles submission and clearance, rating, quoting, issuance and all endorsement and audit transactions required for the life of the policy. The flexibility of the system and our in-house expertise enables us to fully configure most new niches in a short period. The systems, and our staffing in support of it, has been architected to ensure ease of scalability and costs being largely fixed, affording significant operational leverage as we grow.

Our Enterprise Data Warehouse and proprietary Business Intelligence system drives our day-to-day business decisions.   We have developed “ProSight Climber GPS” to provide our decision makers with real-time access to detailed premium and loss data for all aspects of our business as well as customized reports and dashboards that provide the information they need to make good business decisions in a timely manner. This capability is delivered to authorized employees’ desktops via their web browser and is connected to various data sources across the Company. In-house development resources are continuously enhancing this system to improve its capability.

Our technology platform supports our digital business initiatives.   All of our key customer facing systems are API- enabled and highly available to support the development of customer and agent facing mobile applications that can be used anytime, anywhere. Our various proprietary digital products link directly to these core systems via APIs that are developed and maintained in-house. This enables us to deliver real-time data to our customers and agents and enable transactions that are directly executed by the systems, eliminating the need for back-office operations to manually process the requests.

Our unified cloud infrastructure is efficient, scalable and supports innovation.   In 2016, we migrated all of our company infrastructure to Amazon Web Services. As a result, we were able to reduce infrastructure costs over the course of the migration while significantly enhancing our backup, disaster recovery, and application availability. In the future, we expect this cloud infrastructure will enable us to scale our business without the need for capital investment in building and maintaining physical data centers.

We believe these components, and the general philosophy of maintaining in-house expertise and capability for core activities to be a significant competitive advantage. By not relying on a fully outsourced application development and maintenance model, we believe we can sustainably deliver higher quality systems and services at a faster pace and lower cost than our competitors.

Claims Management

Our dedicated staff have expertise that aligns with the business of our customers, which enables our claims department to create differentiated outcomes for the specific needs of our customers. Our claims department works closely with our underwriting team in order to provide customers with strong partnerships. We are guided by the following principles: (i) prompt, proactive and comprehensive investigations of each claim; (ii) engaging customers in the claims process; (iii) establishing reserves reflective of our estimate of probable case value; and (iv) proactively identifying and pursuing subrogation opportunities and the investigation of fraud.  We utilize specialized, independent law firms to defend litigation filed against our insureds.

We strive to handle as many claims as possible through our internal claims staff and to make minimal use of Third-Party Administrators (“TPAs”). We utilize the services of two TPAs to assist in the adjustment of workers’ compensation claims and one TPA to assist in the adjustment of builders’ risk claims within the Real Estate customer segment. Our TPAs are not affiliated with our distribution partners. Other than in limited cases, our MGUs do not handle claims. Our internal claims managers oversee TPA and MGU claims-related activities and monitor their individual claim handling activities to prescribed ProSight standards.

Reinsurance

We actively use ceded reinsurance across our book of business to reduce our overall risk position and to protect our capital. Reinsurance involves a primary insurance company transferring, or “ceding,” a portion of its premium and losses in order to limit its exposure. The ceding of liability to a reinsurer does not relieve the obligation of the primary insurance to the policyholder. The primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement. In 2019, we ceded $115.9 million, or 12.0% of our GWP to reinsurers. We attempt to purchase reinsurance from reinsurers that are rated at least “A-” (Excellent) or better by A.M. Best.

The following table provides our top three reinsurers by uncollateralized net reinsurance receivable (paid and unpaid) as of December 31, 2019:

	Uncollateralized
	Net Reinsurance Receivable
	(Paid and Unpaid)
	as of December 31, 2019
Reinsurer	($ in thousands)	A.M. Best Rating
Swiss Reinsurance America Corporation	$44,797	A+
Munich Reinsurance America Inc.	$20,320	A+
Harco National Insurance Company	$12,906	A-

We use various types of reinsurance, including quota share, excess of loss and facultative agreements, to spread the risk of loss among several reinsurers and to limit its exposure from losses on any one occurrence. Under our quota share reinsurance contracts, we cede a predetermined percentage of each risk for a class of business to the reinsurer and recover the same percentage of each loss and loss adjustment expense (“LAE”). We pay the reinsurer the same percentage of the original premium, less a ceding commission.

Under our excess of loss reinsurance, we pay a reinsurance premium to the accepting reinsurer and, in return, cede all or a portion of the liability in excess of a predetermined deductible or retention. We generally do not receive any commission for ceding business under excess of loss reinsurance agreements.

We purchase facultative reinsurance to provide coverage on selected individual risks not covered by our quota share and excess of loss reinsurance coverage or to increase our protection on selected individual risks in excess of the limits under our quota share and excess of loss reinsurance agreements. For a further discussion of our reinsurance, see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Reinsurance and Item 1A. Risk Factors — Risks Related to Our Business on this Annual Report on Form 10-K.

Competition

Due to our focus on specialized niches, our competitors vary from niche to niche. We compete with other specialty carriers within a given niche more often than general market insurers, but no specific specialty insurers can be identified as clear competition across all of our customer segments or niches. We estimate that in each of our niches we see meaningful competition from between two and five other market participants. Some specialty carriers we compete with today include OneBeacon Insurance Group, Ltd., Everest Re Group, Ltd., RLI Corp., Markel Corporation, W.R. Berkley Corporation, Kinsale Capital Group, Inc. and James River Group Holdings, Ltd. In addition, many large generalist insurance companies have some specialty business as a subset of their overall operations with which we may compete on a niche basis. Such large carriers with specialty operations include Allianz SE, Chubb Ltd.,  CNA Financial Corporation, American International Group, Inc.,  The Travelers Companies and various London-based Lloyd’s syndicates.

Traditionally, competition within the insurance industry focused on providing the lowest priced policies, with customers viewing insurance as a commodity. However, we believe we provide a superior offering which competes based more on value creation than just price.

Employees

As of December 31, 2019, we had 396 employees. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.

Available Information

We maintain a public website at www.prosightspecialty.com. We use our website as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance information. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

REGULATION

Our business is subject to extensive regulation in the United States at both the state and federal level, including regulation under state insurance and federal laws. We cannot predict the impact of future state or federal laws or regulations on our business. Future laws and regulations, or the interpretation thereof, may materially adversely affect our financial condition and results of operations.

Insurance Regulation

General

Our insurance subsidiaries are subject to extensive regulation and supervision by the states in which they are domiciled, particularly with respect to their financial condition. New York Marine and Gotham are domiciled in New York where they are regulated and supervised by the New York Department of Financial Services (“NY DFS”). Southwest Marine is domiciled in Arizona where it is regulated and supervised by the Arizona Department of Insurance (“AZ DOI”).

Our insurance subsidiaries are also subject to regulation by all states in which they transact business, which oversight in practice often focuses on review of their market conduct. The extent and scope of insurance regulation varies between jurisdictions, but most jurisdictions have laws and regulations governing the financial security of insurers, including admittance of assets for purposes of calculating statutory surplus, standards of solvency, reserves, reinsurance, capital adequacy and the business conduct of insurers.

In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and, for certain lines of insurance, and the approval of rates. State statutes and regulations also prescribe the permitted types and concentrations of investments by insurers. The primary purpose of this insurance industry regulation is to protect policyholders. P&C insurance companies are required to file detailed quarterly and annual statements with insurance regulatory authorities in each of the jurisdictions in which they are licensed or eligible to do business, and their operations and accounts are subject to periodic examination by such authorities. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit the ability to issue new policies if, in their judgment, the regulators determine that an insurer is not maintaining minimum statutory surplus or capital or if the further transaction of business will be detrimental to its policyholders.

The amount of dividends that our insurance subsidiaries may pay to their stockholders, without prior approval by their respective domestic insurance regulators, is restricted under the laws of New York and Arizona.

Under New York law, the maximum amount of aggregate dividends that New York Marine or Gotham has authority to pay during any twelve month period without prior approval by the NY DFS is the lesser of  (i) ten percent of each of New York Marine’s or Gotham’s respective surplus as shown on the last statutory financial statement on file with the Superintendent of Insurance, including quarterly statements, or (ii) one hundred percent of their respective adjusted net investment income during such twelve month period (where adjusted net investment income equals the net investment income for the 12-month period prior to the declaration or payment of the dividend plus the excess of net investment income over dividends paid in the two years prior thereto).

Under Arizona law, the maximum amount of aggregate dividends that Southwest Marine has authority to pay during any 12-month period without prior approval by the AZ DOI is the greater of  (i) ten percent of Southwest Marine’s surplus as of the immediately preceding December 31 or (ii) Southwest Marine’s net income for the 12‑month period ending the immediately prior December 31.

In addition, payments of dividends and advances or repayment of funds to the Company by our insurance subsidiaries are restricted by the applicable laws of our insurance subsidiaries’ respective jurisdictions requiring that each insurance subsidiary hold a specified amount of minimum reserves in order to meet future obligations on its outstanding policies. These regulations specify that the minimum reserves shall be calculated to be sufficient to meet future obligations, giving consideration for required future premiums to be received, which are based on certain specified interest rates and methods of valuation, which are subject to change.

Insurance Holding Company Regulation

The Company is an insurance holding company and it, together with its insurance subsidiaries and its other subsidiaries and affiliates, is subject to the insurance holding company system laws of New York and Arizona. These laws vary across jurisdictions, but generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the jurisdiction’s insurance regulatory authorities, to file reports disclosing certain information, including their capital structure, ownership, management, financial condition, enterprise risk and own risk and solvency assessment.

These laws also require disclosure of certain qualifying transactions between or among our insurance subsidiaries and the Company or any of our other subsidiaries or affiliates to which one or more of our insurance subsidiaries is a party. Such transactions could include loans, investments, sales, service agreements and reinsurance agreements among other similar inter-affiliate transactions. These laws also require that inter-company transactions be fair and reasonable. In certain circumstances, the insurance company must give prior notice of the transaction to the insurance department in its state of domicile, and the insurance department must either approve or disapprove the subject inter-company transaction within defined periods. Further, these laws require that an insurer’s contract holders’ surplus following any dividends or distributions to stockholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and its financial needs.

The insurance holding company laws in some states, including New York and Arizona, require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s parent company. Generally, to obtain approval from the insurance commissioner for any acquisition of control of an insurance company or its parent company, the proposed acquirer must file with the applicable commissioner an application containing information regarding: (i) the identity and background of the acquirer and its affiliates; (ii) the nature, source and amount of funds to be used to carry out the acquisition; (iii) the financial statements of the acquirer and its affiliates; (iv) any potential plans for disposition of the securities or business of the insurer; (v) the number and type of securities to be acquired; (vi) any contracts with respect to the securities to be acquired; (vii) any agreements with broker-dealers; and (viii) other matters. Different jurisdictions may have similar or additional requirements for prior approval of any acquisition of control of an insurance or reinsurance company licensed or authorized to transact business in those jurisdictions. Additional requirements may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control.

Statutory Examinations

We are required to file detailed quarterly and annual financial statements, in accordance with prescribed statutory accounting rules with regulatory officials in each of the jurisdictions in which we do business. As part of their routine regulatory oversight process, the NY DFS and AZ DOI conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of our insurance subsidiaries domiciled in their states.

Financial Tests

The National Association of Insurance Commissioners (“NAIC”) has developed a set of financial relationships or “tests”, known as the Insurance Regulatory Information System (“IRIS”), which is designed for early identification of companies that may require special attention or action by insurance regulatory authorities. Insurance companies submit data annually to the NAIC, which in turn analyzes the data by utilizing ratios. State insurance regulators review this statistical report, which is available to the public, together with an analytical report, prepared by and available only to state insurance regulators, to identify insurance companies that appear to require immediate regulatory attention. A “usual range” of results for each ratio is used as a benchmark.

Risk-Based Capital Requirements

In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital (“RBC”) requirements for P&C insurers. All states have adopted the NAIC’s model law or a substantively similar law. The NAIC Risk-Based Capital Model Act requires insurance companies to submit an annual RBC Report, which compares an insurer’s Total Adjusted Capital with its Authorized Control Level RBC. A company’s RBC is calculated by using a specified formula that applies factors to various specified asset, premium, claim, expense and reserve items. The factors are higher for those items with greater underlying risk and lower for items with less underlying risk.

Total Adjusted Capital is defined as the sum of an insurer’s statutory capital and surplus and asset valuation reserve and the estimated amount of all dividends declared by the insurer’s board of directors prior to the end of the statement year that are not yet paid or due at the end of the year. The RBC Report is used by regulators to set in motion appropriate regulatory actions relating to insurers that show indications of weak or deteriorating conditions. RBC is an additional standard for minimum capital requirements that insurers must meet to avoid being placed in rehabilitation or liquidation by regulators. The annual RBC Report, and the information contained therein, is not intended by the NAIC as a means to rank insurers.

RBC is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. It provides a means of setting the capital requirement in which the degree of risk taken by the insurer is the primary determinant. The value of an insurer’s Total Adjusted Capital in relation to its RBC, together with its trend in its Total Adjusted Capital, is used as a basis for determining regulatory action that a state insurance regulator may be authorized or required to take with respect to an insurer. The four determinations, potentially applicable under each jurisdiction’s laws, are essentially as follows:

•

Company Action Level Event.  Total Adjusted Capital is greater than or equal to 150% but less than 200% of RBC or Total Adjusted Capital greater than or equal to 200% but less than 250% of RBC, and has a negative trend. If there is a Company Action Level Event, the insurer must submit a plan (an RBC Plan) outlining, among other things, the corrective actions it intends to take in order to remedy its capital deficiency.

•

Regulatory Action Level Event.  Total Adjusted Capital is greater than or equal to 100% but less than 150% of RBC or the insurer has failed to comply with filing deadlines for its RBC Report or RBC Plan. If there is a Regulatory Action Level Event, the insurer is also required to submit an RBC Plan. In addition, the insurance regulator must undertake a comprehensive examination of the insurer’s financial condition and must issue any appropriate corrective orders.

•

Authorized Control Level Event.  Total Adjusted Capital is below RBC but greater than or equal to 70% of RBC or the insurer has failed to respond to a corrective order. As noted above, if there is an Authorized Control Level Event, the insurance regulator may seek rehabilitation or liquidation of the insurer if it deems it to be in the best interests of the policyholders and creditors of the insurer and the public.

•	Mandatory Control Level Event. Total Adjusted Capital is below 70% of RBC. If there is a Mandatory Control Level Event, the insurance regulator must seek rehabilitation or liquidation of the insurer.

Market Conduct

Our insurance subsidiaries are subject to periodic market conduct exams (“MCE”) in any jurisdiction where they do business. An MCE typically entails review of business activities, such as operations and management, complaint handling, marketing and sales, producer licensing, policyholder service, underwriting and rating, and claims handling. Regulators may impose fines and penalties upon finding violations of regulations governing such business activities.

Rate and Form Approvals

Our insurance subsidiaries are subject to each state’s laws and regulations regarding rate and form approvals. The applicable laws and regulations are used by states to establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer’s ability to increase rates and the relative timing of the process are dependent upon each state’s respective requirements.

Assessments Against Insurers

Under the insurance guaranty fund laws existing in each state, Washington D.C., Puerto Rico and the Virgin Islands, licensed insurers can be assessed by insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Most of these laws provide for annual limits on the assessments and for an offset against state premium taxes. These premium tax offsets must be spread over future periods ranging from five to 20 years. Since these assessments typically are not made for several years after an insurer fails and depend upon the final outcome of liquidation or rehabilitation proceedings, we cannot accurately determine the amount or timing of any future assessments.

Regulation of Investments

We are subject to state laws and regulations that require diversification of our investment portfolios and limit the amounts of investments in certain asset categories, such as below-investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these requirements and limitations could cause affected investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, could require the divestiture of such non-qualifying investments.

Privacy Regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate the use and disclosure of social security numbers and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Cybersecurity Regulation

The NY DFS issued a new regulation, effective March 1, 2017, that requires banks, insurance companies, and other financial services institutions regulated by the NY DFS, to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity regulation adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance with these requirements. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, institutions that are compliant with the NY DFS cybersecurity regulation are deemed also to be in compliance with the model law. As of December 31, 2019, eight states have adopted the model law or a variation of it and other states are expected to consider adopting the model law or a variation of it in the near future. We expect that additional regulations could be enacted in other jurisdictions that could impact our cybersecurity program. Depending on these and other potential implementation requirements, we will likely incur additional costs of compliance.

Bank Holding Company Act

Due to the size of Goldman Sachs’ current voting and economic interest in us, we are deemed to be controlled by Goldman Sachs for purposes of the BHC Act and, therefore, are considered to be a “subsidiary” of Goldman Sachs under the BHC Act. Accordingly, we have agreed to certain covenants in the Stockholders’ Agreement (as later defined) for the benefit of Goldman Sachs that are intended to facilitate its compliance with the BHC Act, but that may impose certain obligations on us. Restrictions placed on Goldman Sachs as a result of supervisory or enforcement actions under the BHC Act or otherwise may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. For additional information, see Item 1A. Risk Factors — Legal and Regulatory Risks,   — We are subject to banking regulations that may limit our business activities, on this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.

Risks Related to Our Business

Third-party agents we rely upon to distribute certain business on our behalf may be acquired or terminate their agreements with us, or may not perform as anticipated, which could have an adverse effect on our business and results of operations.

Although we distribute our products through a variety of distribution channels, our distribution strategy is primarily focused on key agents. Our distribution model therefore relies partially upon the expertise, creditworthiness and performance of certain of our key agents. Several of these agents are responsible for a significant portion of the premium written by us. For the year ended December 31, 2019, our top three MGUs distributed 28.2% of our insurance by GWP from customer segments. While this model provides many benefits to us and our customers, such agents have in the past, and may in the future elect to renegotiate the terms of existing relationships, or reduce or terminate their distribution relationships with us as a result of industry consolidation of distributors or other industry changes that increase the competition for access to distributors, developments in legislation or regulation that affect our business, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. In January 2019, Midlands Management Corporation (“Midlands”), an MGU for the Self-Insured Groups niches, was acquired by a third-party insurance carrier. In 2019, we wrote $69.1 million of GWP through Midlands and $121.8 million of GWP in 2018. We seek to mitigate these risks in part through our contractual relationships with these agents, including in our MGU agreements, which in most cases have us retaining control over our intellectual property and maintaining the right to either exclusively pursue or to compete directly for our customers if an MGU terminates their relationship with us. In each case, we maintain the right to compete more generally in the niche. Nevertheless, an interruption in certain key relationships could cause operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), a loss of business and increased costs or suffer other negative consequences, all of which may have a material adverse effect on our business and results of operations.

In addition, our agents may fail to perform as anticipated or adhere to their obligations to us. Although our agents are subject to stringent guidelines, limited underwriting authority, ongoing oversight by our employees and monitoring through regular audits and other procedures, which have in the past enabled us to detect and remedy incidents of non-adherence, our efforts may not be adequate to prevent or detect such breaches. If our agents materially exceed their authorities or otherwise breach obligations owed to us and we are unable to timely identify and remedy such breaches, our business and results of operations could be adversely affected.

Our loss reserves are based on estimates and may be inadequate to cover our actual insured losses, which would negatively impact our profitability.

Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense (“LAE”). Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability. These estimates are based on historical information and on estimates of future trends that may affect the frequency and severity of claims that may be reported in the future. Estimating loss reserves is a difficult, complex and inherently uncertain process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:

•	loss emergence and cedant reporting patterns;

•	underlying policy terms and conditions;

•	business and exposure mix;

•	trends in claim frequency and severity;

•	changes in operations;

•	emerging economic and social trends;

•	inflation; and

•	changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. For more information on the estimates used in the establishment of loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Critical Accounting Policies  — Reserves for unpaid losses and LAE on this Annual Report on Form 10-K. However, there is no precise method for evaluating the impact of any specific factor on the adequacy of reserves and actual results are likely to differ from original estimates, perhaps materially. Some of our reserves were established for exposure to liabilities acquired through our acquisition of New York Marine and General Insurance Company, Inc., a specialty commercial insurance company, in 2010. These liabilities were not subject to our highly structured underwriting process, include asbestos, environmental and products liabilities and are subject to similar risks and uncertainties as P&C risks underwritten by us after the acquisition, including difficulties of estimating loss reserves, pricing risk and pricing reinsurance. The net loss reserves related to accident years 2010 and prior were $54.6 million as of December 31, 2019 or 4.1% of our total net loss reserves. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability could suffer.

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or results of operations.

We have developed and continue to develop enterprise-wide risk management policies and procedures to mitigate risk and loss to which we are exposed. There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our business changes and the niches in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience, the effectiveness of our risk management strategies may be limited, resulting in losses to us. In addition, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our risk management policies and procedures.

Moreover, the National Association of Insurance Commissioners (the “NAIC”) and state legislatures and regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. The NY DFS, the primary regulator of New York Marine and Gotham, has adopted regulations implementing a requirement under the New York Insurance Law for insurance holding companies to adopt a formal enterprise risk management (“ERM”) function and to file an annual enterprise risk report. NY DFS regulation also requires domestic insurers to conduct an own risk and solvency assessment (“ORSA”) and to submit an ORSA summary report prepared in accordance with the NAIC’s ORSA Guidance Manual. In addition, the Company and Southwest Marine, whose primary regulator is the AZ DOI, are subject to similar ERM and ORSA requirements. We operate within an ERM framework designed to assess and monitor our risks. However, there can be no assurance that we can effectively review and monitor all risks, or that all of our employees will operate within the ERM framework or that our ERM framework will result in us accurately identifying all risks and accurately limiting our exposures based on our assessments.

Technology breaches or failures of our or our business partners’ systems, including but not limited to cybersecurity incidents, could disrupt our operations and result in the loss of critical and confidential information, which could adversely impact our reputation and results of operations.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems and those of our business partners or service providers to sophisticated and targeted measures known as advanced persistent threats. While we and our business partners and service providers employ measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of information technology networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Security breaches could expose us to litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of our technology systems could affect our operations. We may not have the resources or technical sophistication to anticipate or prevent every type of cyber-attack. A significant cybersecurity incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, any or all of which could be material. It is possible that insurance coverage we have in place would not entirely protect us in the event that we experienced a cybersecurity incident, interruption or widespread failure of our information technology systems.

Adverse changes in the economy could lower the demand for our insurance products and could have an adverse effect on the revenue and profitability of our operations.

Factors such as business revenue, government spending, the volatility and strength of the capital markets and inflation can all affect the business and economic environment. These same factors affect our ability to generate revenue and profits. Insurance premiums in our markets are heavily dependent on variables such as our customer revenues, values transported, miles traveled and number of new projects initiated. In an economic downturn that is characterized by higher unemployment and reduced corporate revenues, the demand for insurance products is adversely affected. Adverse changes in the economy may lead our customers to have less need for insurance coverage, to cancel existing insurance policies, to modify coverage or to not renew with us, all of which affect our ability to generate revenue.

Access to capital and market liquidity may adversely affect our ability to take advantage of business opportunities as they arise and to fund our operations in a cost-effective manner.

Our ability to grow our business, either organically or through acquisitions, depends in part on our ability to access capital when needed. We cannot predict capital market liquidity or the availability of capital. We also cannot predict the extent and duration of future economic and market disruptions, the impact of government interventions into the market to address these disruptions and their combined impact on our industry, business and investment portfolios. If we need capital but cannot raise it, our business and future growth could be adversely affected. In addition, we cannot make any assurances that we will be able to refinance our debt, including our senior notes due November 2020, or obtain additional financing on terms acceptable to us, or at all. Our inability to refinance our indebtedness on commercially reasonable terms or at all could also adversely affect our business, financial condition and future growth.

We may not be able to effectively start up or integrate new product opportunities.

Our ability to grow our business depends, in part, on our creation, implementation and acquisition of new insurance products that are profitable and fit within our business model. New product launches as well as resources to integrate business acquisitions are subject to many obstacles, including ensuring we have sufficient business and systems processes, determining appropriate pricing, obtaining reinsurance, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs. If we cannot accurately assess and overcome these obstacles or we improperly implement new insurance products, our ability to grow profitably will be impaired.

Our results of operations and revenues may fluctuate as a result of many factors, including cyclical changes in the insurance industry.

The results of operations of companies in the insurance industry historically have been subject to significant fluctuations and uncertainties in demand, pricing and overall profitability, causing cyclical performance in the insurance industry. These cycles are characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permit more favorable pricing. Among our competitive strengths have been our specialty product focus and our niche market strategy. In periods of intense competition, these strengths also expose us to actions by other, especially larger, insurance companies who seek to write additional premiums without appropriate regard for underwriting profitability. During weak markets characterized by lower prices, it may be difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits. If we are not successful in maintaining rates or achieving rate increases, it may be difficult for us to improve or maintain underwriting profits or to grow or maintain premium volume levels. In addition, our overall profitability can be affected significantly by:

•	rising levels of loss costs that we cannot anticipate at the time we price our coverages;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	changes in the level of available reinsurance;

•	changes in the amount of losses resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities; and

•	the ability of our underwriters to accurately select and price risk and of our claim personnel to appropriately deliver fair outcomes.

Furthermore, the demand for our insurance products across our customer segments can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, causing our revenues to fluctuate. These fluctuations in results of operations and revenues may not reflect our long-term results and may cause the price of our securities to be volatile.

We compete with a large number of companies in the insurance industry for underwriting revenues.

We compete with a large number of other companies in our customer segments. During periods of intense competition for premium, we are exposed to the actions of other companies who may seek to write policies without the appropriate regard for risk and profitability. During these times, it is very difficult to grow or maintain premium volume without sacrificing underwriting discipline and income.

We face competition from a wide range of both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources. Some of these competitors also have greater market recognition and experience than we do. We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

We focus on providing specialized products and services in our various niches, and we believe that the diversity and uniqueness of our business model inherently provides a certain degree of shelter from competition. However, as we continue to grow our market share within each niche, the risk of competition within that niche grows as our larger competitors tend to focus on obtaining business at scale (as opposed to at the individual customer level). We seek to mitigate this risk, and the risk of competition generally, in part by building contractual protections into our distributor relationships. For example, in most cases we retain control over our intellectual property and have the right either to exclusively pursue our customers or to compete directly with our former MGU if they terminate their relationships with us. In each case, we maintain the right to compete more generally in the niche. However, there can be no assurance that our risk mitigation strategies will be effective.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other “alternative markets” types of coverage;

•	changing practices, which may lead to greater competition in the insurance business; and

•	the emergence of insurtech companies and the development of new technologies, which may lead to disruption of current business models and the insurance value chain.

New competition from these developments could cause the supply and/or demand for our insurance products to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

A downgrade in our Financial Strength Ratings (“FSRs”) from A.M. Best could negatively affect our results of operations.

FSRs are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by A.M. Best. These FSRs reflect A.M. Best’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders, and are not evaluations directed to investors. Our FSRs are subject to periodic review by such firms, and the criteria used in the rating methodologies is subject to change; as such, we cannot assure the continued maintenance of our current FSRs. All of our insurance subsidiaries’ FSRs were reviewed during 2019 and were reaffirmed at a rating of  “A-” (Excellent). In 2017, A.M. Best downgraded its “A” (Excellent) FSRs to “A-” (Excellent) for our insurance subsidiaries. Because FSRs have become an increasingly important factor in establishing the competitive position of insurance companies, if our FSRs are reduced from their current levels by A.M. Best, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with higher FSRs.

Our results of operations, liquidity, financial condition and FSRs are subject to the effects of natural and man-made catastrophic events.

Events such as hurricanes, windstorms, flooding, earthquakes, wildfires, solar storms, acts of terrorism, explosions and fires, cyber-crimes, product defects, mass torts and other catastrophes have adversely affected our business in the past and could do so in the future. Such catastrophic events, and any relevant regulations, could expose us to:

•	widespread claim costs associated with property and workers’ compensation claims;

•	losses resulting from a decline in the value of our invested assets;

•	losses resulting from actual policy experience that is adverse compared to the assumptions made in product pricing;

•

declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties with whom we transact business to whom we have credit exposure, including reinsurers, and declines in the value of investments; and

•	significant interruptions to our systems and operations.

Natural and man-made catastrophic events are generally unpredictable. While we have structured our business and selected our niches in part to avoid catastrophic losses, our exposure to such losses depends on various factors, including the frequency and severity of the catastrophes, the rate of inflation and the value and geographic or other concentrations of insured companies and individuals. Vendor models and proprietary assumptions and processes that we use to manage catastrophe exposure may prove to be ineffective due to incorrect assumptions or estimates.

In addition, legislative and regulatory initiatives and court decisions following major catastrophes could require us to pay the insured beyond the provisions of the original insurance policy and may prohibit the application of a deductible, resulting in inflated catastrophe claims.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and economic, legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

•	judicial expansion of policy coverage and the impact of new theories of liability;

•	plaintiffs targeting P&C insurers in purported class action litigation relating to claims-handling and other practices;

•	medical developments that link health issues to particular causes, resulting in liability claims; and

•	claims relating to unanticipated consequences of current or new technologies, including cyber-security related risks and claims relating to potentially changing climate conditions.

In some instances, these emerging issues may not become apparent for some time after we have issued the affected insurance policies. As a result, the full extent of liability under our insurance policies may not be known until many years after the policies are issued.

In addition, the potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to extend the statutes of limitations or otherwise to repeal or weaken tort reforms could have an adverse impact on our business.

The effects of these and other unforeseen emerging claim and coverage issues are difficult to predict and could harm our business and materially adversely affect our results of operations.

Concentration of our insurance and other risk exposures may adversely affect our results of operations.

We may be exposed to risks as a result of concentrations in our insurance policies. We manage these concentration risks by monitoring the accumulation of our exposures to factors such as exposure type, industry, geographic region, customer and other factors. We also seek to use reinsurance, hedging and other arrangements to limit or offset exposures that exceed the limits we wish to retain. In certain circumstances, however, these risk management arrangements may not be available on acceptable terms or may prove to be ineffective for certain exposures. Also, our exposure for certain single risk coverages and other coverages may be so large that losses could exceed our expectations and could have a potentially material adverse effect on our consolidated results of operations or result in additional statutory capital requirements for our subsidiaries.

Negative developments in the workers’ compensation insurance industry could adversely affect our financial condition and results of operations.

Although we engage in other businesses, approximately 18.6% of our GWP are currently attributable to workers’ compensation insurance policies providing both primary and excess coverage. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. In certain states in which we do business, insurance regulators set the premium rates we may charge, which has the potential to restrict our profits. In addition, if one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect our financial condition and results of operations.

Global climate change may in the future increase the frequency and severity of weather events and resulting losses, particularly to the extent our policies are concentrated in geographic areas where such events occur, may have an adverse effect on our business, results of operations and financial condition.

Scientific evidence indicates that manmade production of greenhouse gas has had, and will continue to have, an adverse effect on the global climate. There is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of extreme weather events appears to have increased. We cannot predict whether or to what extent damage that may be caused by natural events, such as wild fires, severe tropical storms and hurricanes, will affect our ability to write new insurance policies and reinsurance contracts, but, to the extent our policies are concentrated in the specific geographic areas in which these events occur, the increased frequency and severity of such events and the total amount of our loss exposure in the impacted areas of such events may adversely affect our business, results of operations and financial condition. In addition, although we have historically had limited exposure to catastrophic risk, claims from catastrophe events could reduce our earnings and cause substantial volatility in our business, results of operations and financial condition for any period. However, assessing the risk of loss and damage associated with the adverse effects of climate change and the range of approaches to address loss and damage associated with the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, remains a challenge and might adversely affect our business, results of operations and financial condition.

We may have exposure to losses from acts of terrorism as we are required by law to provide certain coverage for such losses.

U.S. insurers are required by state and federal law to offer coverage for acts of terrorism in certain commercial lines, including workers’ compensation. The Terrorism Risk Insurance Act, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”) requires commercial property and casualty insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2027 to help cover claims related to future terrorism-related losses. The likelihood and impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Although we reinsure a portion of the terrorism risk we retain under TRIPRA, our terrorism reinsurance does not provide full coverage for an act stemming from nuclear, biological or chemical terrorism. To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under TRIPRA of our losses for certain P&C lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2019 earned premiums, our aggregate deductible under TRIPRA during 2020 is approximately $133.4 million. The federal government will then reimburse us for losses in excess of our deductible, 80 percent in 2020, up to a total industry program limit of $100 billion.

Our ultimate financial obligations to the buyers of our U.K. operations may be greater than expected, which could adversely affect our profitability.

As part of the 2017 sale transaction to divest our U.K.-based Lloyd’s of London business, which was placed in run-off in June of 2017, we retained three ongoing financial obligations. We: (i) committed to fund Lloyd’s Syndicate 1110’s “Funds at Lloyd’s” requirements until June 30, 2020 (the “FAL Obligation”), (ii) entered a 100% Quota Share reinsurance agreement as reinsurer, covering U.S.-sourced business written by Lloyd’s Syndicate 1110, and (iii) entered into Aggregate Stop Loss and 100% Quota Share reinsurance agreements as reinsurer on U.K.-sourced business, with Lloyd’s Syndicate 1110 as our reinsured, the effect of which was that we absorb syndicate losses on U.K.-originated business above a threshold equivalent to the stated reserves at the time of the sale (the “U.K. Obligations”) and collateralize the reserves relating to such business.

We undertook each of these obligations with an estimated quantified exposure and an expectation that the exposure would decrease over time and based on our FAL Obligation contractually terminating on June 30, 2020, at which time the process of releasing our assets posted as Funds at Lloyd’s is to take place. There is no assurance, however, that prior to that time the amount of the FAL Obligation will not increase by an amount greater than we expect or that the process of releasing those assets once our FAL Obligation terminates will not take longer than we expect. Similarly, there is no assurance that our ultimate exposure on the U.K. Obligations, will not be greater than expected due to more significant losses in the U.K. business. The impact of such an increase, or a dispute with Lloyd’s Syndicate 1110 over the calculation of that amount or on other matters, could cause our exposure under the U.K. Obligations to be greater than expected or the payment/release of collateral to us to occur later or in an amount that is lower than expected. The process of establishing reserves and related LAE is based on historical information and on estimates of future trends that may affect the frequency and severity of claims that may be reported in the future. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. However, there is no precise method for evaluating the impact of any specific factor on the adequacy of reserves or other estimates, and actual results are likely to differ from original estimates, perhaps materially. If the actual time periods and amounts of losses are greater than the amounts we have reserved for and expect, our profitability could be adversely affected.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition and results of operations.

We seek to limit our loss exposure in a variety of ways, including adhering to maximum limitations on policies written in defined geographical zones, limiting niche size for each customer, establishing per-risk and per-occurrence limitations for each event, employing coverage restrictions and generally following prudent underwriting guidelines for each niche written. We also seek to limit our loss exposure through geographic and market niche diversification. Underwriting is a matter of judgment, involving assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more future events could result in claims that substantially exceed our expectations, which could have a potentially material adverse effect on our financial condition and results of operations.

In addition, we seek to limit loss exposures by policy terms, exclusion from coverage and choice of legal forum. However, disputes relating to coverage and choice of legal forum also arise. As a result, various provisions of our policies, such as choice of legal forum, limitations or exclusions from coverage may not be enforceable in the manner we intend, or at all, and some or all of our loss limitation methods may prove ineffective.

Pricing for our products is subject to our ability to adequately assess risks and estimate losses, including the models that we use to do so. Given the inherent uncertainty of models, the usefulness of such models as a tool to evaluate risks is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates, which may adversely affect our financial results.

We seek to price our insurance products such that insurance premiums, policy fees and charges, and future net investment income earned on revenues received will result in an acceptable profit in excess of expenses and the cost of paying claims. Our business is dependent on our ability to price our products effectively and charge appropriate premiums. Pricing adequacy depends on a number of factors and assumptions, including proper evaluation of insurance risks, our expense levels, net investment income realized, our response to rate actions taken by competitors, legal and regulatory developments and the ability to obtain regulatory approval for rate changes. Inadequate pricing could materially and adversely affect our financial condition and results of operations.

In addition, we rely on estimates of loss for certain events that are generated by computer-run models. We use these models to help us control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk-adjusted return profile or minimize the amount of capital required to cover the risks in each of our written policies. However, given the inherent uncertainty of modeling techniques and the application of these techniques, these models and databases may not accurately address a variety of matters which might affect certain of our policies.

Small changes in assumptions, which depend heavily on our expertise, judgment and foresight, can have a significant impact on modeled outputs. For example, although we have limited catastrophic loss exposure, we use catastrophe models that simulate loss estimates based on a set of assumptions. These assumptions address a number of factors that impact loss potential. We run many model simulations in order to understand the impact of these assumptions on a catastrophe’s loss potential, but there can be no assurance that our models will accurately predict catastrophic loss levels.

As a result of these factors, our reliance on estimates, models, data, assumptions and scenarios used to evaluate our entire risk portfolio may not produce accurate predictions. Consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio, which could materially and adversely affect our financial condition and results of operations.

Reinsurance may not be available or affordable and may not be adequate to protect us against losses, which could be material.

Our subsidiaries are major purchasers of reinsurance and we use reinsurance as part of our overall risk management strategy. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured under our policies, it does make the reinsurer liable to them for the reinsured portion of the risk. For this reason, reinsurance is an important tool to manage transaction and insurance risk retention and to mitigate losses from catastrophes. Market conditions beyond our control may impact the availability and cost of reinsurance and could have a material adverse effect on our business, financial condition and results of operations. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. We may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In the latter case, we would have to accept an increase in exposure to risk, reduce the amount of business written by our insurance subsidiaries or seek alternatives in line with our risk limits, all of which could materially and adversely affect our business, financial condition and results of operations.

Additionally, the use of reinsurance placed in the capital markets, may not provide the same levels of protection as traditional reinsurance transactions. Any disruption, volatility and uncertainty in these markets, such as following a major catastrophic event, may limit our ability to access such markets on terms favorable to us or at all. Also, to the extent that we intend to use structures based on an industry loss index or other non-indemnity trigger rather than on actual losses incurred by us, we could be subject to residual risk.

Retentions in various lines of business expose us to potential losses.

We retain risk for our own account on business underwritten by our insurance subsidiaries. The determination to reduce the amount of reinsurance we purchase, or not to purchase reinsurance for a particular risk, customer segment or niche is based on a variety of factors, including market conditions, pricing, availability of reinsurance, our capital levels and our loss history. Such determinations increase our financial exposure to losses associated with such risks, customer segments or niches and, in the event of significant losses associated with such risks, customer segments or niches, could have a material adverse effect on our financial condition, liquidity and results of operations.

Our reinsurers may not pay on losses in a timely fashion, or at all, which could adversely affect our financial condition, liquidity and results of operations.

We purchase reinsurance to transfer part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we are exposed to credit risk with respect to our insurance subsidiaries’ reinsurers to the extent the reinsurance receivable is not secured by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer may be unwilling to pay amounts we have recorded as reinsurance recoverable for any reason, including that (i) the terms of the reinsurance contract do not reflect the intent of the parties of the contract or there is a disagreement between the parties as to their intent, (ii) the terms of the contract cannot be legally enforced, (iii) the terms of the contract are interpreted by a court or arbitration panel differently than intended, (iv) the reinsurance transaction performs differently than we anticipated due to a flawed design of the reinsurance structure, terms or conditions, or (v) a change in laws and regulations, or in the interpretation of the laws and regulations, materially affects a reinsurance transaction. The insolvency of one or more of our reinsurers, or inability or unwillingness to make timely payments under the terms of our contracts, could have a potentially material adverse effect on our financial condition, liquidity and results of operations.

Our investment results and, therefore, our financial condition may be affected by changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions.

We invest the premiums we receive from customers until they are needed to pay expenses or policyholder claims. Income from these investments remaining after paying expenses and claims, remain invested and are included in retained earnings. A substantial portion of our investment portfolio is managed by Goldman Sachs Asset Management, L.P. (“GSAM”), and effective as of January 1, 2020, we engaged New England Asset Management (“NEAM”) to additionally manage a portion of our investment portfolio.  Both GSAM and NEAM manage their respective portions of our portfolio pursuant to our investment guidelines. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks and the value of our investment portfolio can fluctuate as a result of changes in the business, financial condition or results of operations of the entities in which we invest. In addition, fluctuations can result from changes in interest rates, credit risk, government monetary policies, liquidity of holdings and general economic conditions. We attempt to mitigate our interest rate and credit risks by having investment guidelines that are designed to result in a well-diversified portfolio of high-quality securities with varied maturities. These fluctuations may negatively impact our financial condition. However, we attempt to manage this risk through our investment guidelines, which provide specific requirements related to asset allocation, duration and security selection.

The historical performance of our investment portfolio should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on our common stock.

Our investment portfolio’s returns have benefitted historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance that we will be able to avail ourselves of profitable investment opportunities in the future. Furthermore, the historical returns of our investments are not directly linked to our future results or returns on our common stock, which are affected by various factors, one of which is the value of our investment portfolio.

A significant amount of our assets is invested in marketable securities and subject to market fluctuations.

Our investment portfolio consists almost entirely of debt securities and credit-focused alternative investments. As of December 31, 2019, our investment in marketable securities was approximately $2.2 billion, including cash and cash equivalents. As of that date, our portfolio of securities consisted of the following types of securities: corporate securities (61.0%); mortgage-backed securities (14.3%); collateralized loan obligations (8.2%); U.S. government securities (2.3%); asset-backed securities (3.4%); limited partnerships (3.0%); short-term investments (2.0%); cash and cash equivalents (1.3%); commercial levered loans (0.6%); state and municipal securities (3.6%); government agency securities (0.3%). As of December 31, 2019, our portfolio included investments in funds managed by Pacific Investment Management Company LLC, Blackrock, Goldman Sachs, Barings LLC and Guggenheim Partners.

The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair value of securities generally decreases as interest rates rise. If significant inflation or an increase in interest rates were to occur, the fair value of our securities would be negatively affected. Conversely, if interest rates decline, investment income earned from future investments in securities will be lower. Some securities, such as mortgage-backed and other asset-backed securities, also carry prepayment risk as a result of interest rate fluctuations. Additionally, given the current extended period of low interest rates, we may not be able to successfully reinvest the proceeds from maturing securities at yields commensurate with our target performance goals.

The value of investments in securities is subject to impairment as a result of deterioration in the creditworthiness of the issuer, default by the issuer in the performance of its obligations in respect of the securities and/or increases in market interest rates. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. During periods of market disruption, it may be difficult to value certain of our securities, particularly if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may require additional subjectivity and management judgment.

Although the historical rates of default on state and municipal securities have been relatively low, our state and municipal securities could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. Many states and municipalities operate under deficits or projected deficits, the severity and duration of which could have an adverse impact on both the valuation of our state and municipal securities and the issuer’s ability to perform its obligations thereunder. Additionally, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities.

Although we attempt to manage these risks through the use of investment guidelines and other oversight mechanisms and by diversifying our portfolio and emphasizing preservation of principal, our efforts may not be successful. Impairments, defaults and/or rate increases could reduce our net investment income and net realized investment gains or result in investment losses. Investment returns are currently, and will likely continue to remain, under pressure due to the continued low inflation, actions by the Federal Reserve, economic uncertainty, more generally, and the shape of the yield curve. As a result, our exposure to the risks described above could materially and adversely affect our results of operations, liquidity and financial condition.

Changes in the method for determining the London Interbank Offered Rate (“LIBOR”) and the potential replacement of LIBOR may affect our cost of capital and net investment income.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (the “BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events may result in changes to the manner in which LIBOR is determined or its discontinuation.

On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021.

Potential changes or uncertainty related to such potential changes or discontinuation may adversely affect the market for securities that reference LIBOR. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for securities that reference LIBOR or the value of our investment portfolio.

Our business is dependent on the efforts of our principal executive officers.

Our success is dependent on the efforts of our principal executive officers because of their industry expertise, knowledge of our markets and relationships with our distributors. Should any of these executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the specialty insurance industry and customer segments that we target, and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers or other employees.

Effective as of May 1, 2019, Lawrence Hannon succeeded Joseph J. Beneducci as Chief Executive Officer of the Company. Mr. Beneducci, who is a founding member of the Company, took over the role of Executive Chairman of the Company until his resignation, effective February 1, 2020. In connection with this transition, on May 3, 2019, the Company and Mr. Beneducci entered into a Transition and Separation Agreement pursuant to which, among other things, Mr. Beneducci agreed to provide transition services to us as an employee, including preparing for our IPO and facilitating an orderly transition of the Chief Executive Officer role. On January 23, 2020 we entered into an amendment to Mr. Beneducci’s Transition and Separation Agreement pursuant to which Mr. Beneducci will be entitled to certain severance payments and benefits described in Item 11. Executive Compensation  — Narrative Disclosure to Summary Compensation Table  — Employment Agreements  — Mr. Beneducci on this Annual Report on Form 10-K.

We may be unable to attract and retain qualified key employees.

We depend on our ability to attract and retain qualified executive officers, experienced underwriters and other skilled employees who are knowledgeable about our business. Providing suitable succession planning for such positions is also important. If we cannot attract or retain top-performing executive officers, underwriters and other employees, if the quality of their performance decreases or if we fail to implement succession plans for our key staff, we may be unable to maintain our current competitive position in the niches in which we operate or to expand our operations into new customer segments and niches.

Third-party vendors we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations.

We have taken action to reduce coordination costs and take advantage of economies of scale by transitioning multiple functions and services to a small number of third-party providers. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition to a third-party provider, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), a loss of business and increased costs, or suffer other negative consequences, all of which may have a material adverse effect on our business and results of operations.

Employee and third-party error and misconduct may be difficult to detect and prevent and may result in significant losses.

There have been a number of cases involving fraud or other misconduct by employees in the financial services industry in recent years and we run the risk that employee or agent misconduct could occur. Instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper authorization, misuse of customer or proprietary information, or failure to comply with regulatory requirements or our policies may result in losses and/or reputational damage. In the past, our audits and procedures have led us to identify an incident of fraud by one of our agents, which resulted in enhancements to our monitoring and audit procedures and no other employee or agent fraud has been identified to date. Nevertheless, it is not always possible to deter or prevent misconduct, and the controls that we have in place to prevent and detect this activity may not be effective in all cases.

Any significant interruption in the operation of our facilities, systems and business functions could adversely affect our results of operations.

We rely on multiple computer systems to interact with customers, issue policies, pay claims, run modeling functions, assess insurance risks and complete various important internal processes including accounting and bookkeeping. Our business is highly dependent on our ability to access these systems to perform necessary business functions. Additionally, some of these systems may include or rely upon third-party systems not located on our premises. Any of these systems may be exposed to unplanned interruption, unreliability or intrusion from a variety of causes, including among others, storms and other natural disasters, terrorist attacks, utility outages, security breaches or complications encountered as existing systems are replaced or upgraded.

Any such issues could materially impact our company including the impairment of information availability, compromise of system integrity or accuracy, misappropriation of confidential information, reduction of our volume of transactions and interruption of our general business. Although we believe our computer systems are securely protected and continue to take steps to ensure they are protected against such risks, we cannot guarantee that such problems will never occur. If they do, interruption to our business and damage to our reputation, and related costs, could be significant, which could have a material adverse effect on our results of operations and cause losses.

Increasing regulatory focus on privacy issues and expanding laws could affect our business model and expose us to increased liability.

The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our customers or employees. On March 1, 2017, new cybersecurity rules took effect for financial institutions, insurers and certain other companies, like us, supervised by the NY DFS (the “NY DFS Cybersecurity Regulation”). The NY DFS Cybersecurity Regulation imposes significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. For additional information, see “Regulation  — Cybersecurity Regulation”.

We will incur increased costs as a result of operating as a public company, and operating as a public company will place additional demands on our management.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and rules subsequently implemented by the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”) have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Compliance with these requirements will place significant additional demands on our management and will require us to enhance certain internal functions, such as investor relations, legal, financial reporting and corporate communications. Accordingly, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404(b) (“Section 404”) of Sarbanes-Oxley, we will be required to furnish a report by our management on our internal control over financial reporting, including, once we are no longer an emerging growth company, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and time-consuming. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Any failure to protect our intellectual property rights could impair our intellectual property, proprietary technology platform and brand. In addition, we may be sued by third parties for alleged infringement of their proprietary rights.

Our success and ability to compete depend in part on our intellectual property, which includes our rights in our proprietary technology platform and our brand. We primarily rely on copyright, trade secret and trademark laws, and confidentiality or license agreements with our employees, customers, service providers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property may be inadequate. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Additionally, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability and scope of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely affect our business.

Our success depends also in part on our not infringing on the intellectual property rights of others. In the future, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Changes in accounting practices and future pronouncements may materially affect our reported financial results.

Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, stockholders’ equity and other relevant financial statement line items.

We are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

Our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations and prospects.

We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims staff, our claims department’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to accurately and timely pay claims could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition, results of operations and prospects.

In addition, if we do not train new claims staff effectively or if we lose a significant number of experienced claims staff, our claims department’s ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our business could suffer from decreased quality of claims work which, in turn, could adversely affect our operating margins.

If actual renewals of our existing contracts do not meet expectations, our written premiums in future years and our future results of operations could be materially adversely affected.

Many of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write a renewal because of pricing conditions, our written premiums in future years and our future operations would be materially adversely affected.

Legal and Regulatory Risks

We are subject to extensive governmental regulation, which may adversely affect our ability to achieve our business objectives. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition, results of operations and reputation.

Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. These regulations, generally administered by a department of insurance in each state and territory in which we do business, relate to, among other things:

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers;

•	restrictions on agreements with our large revenue-producing agents;

•	cancellation and non-renewal of policies;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of our insurance subsidiaries to pay dividends to us;

•	restrictions on transactions between our insurance subsidiaries and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for unearned premium, losses and other purposes.

State insurance departments also conduct periodic examinations of the conduct and affairs of insurance companies and require the filing of annual, quarterly and other reports relating to financial condition, holding company issues, ERM and ORSA and other matters. These regulatory requirements could adversely affect or inhibit our ability to achieve some or all of our business objectives, including profitable operations in our various customer segments.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could fine us, preclude or temporarily suspend us from carrying on some or all of our activities in certain jurisdictions or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the laws and regulations applicable to the insurance industry or interpretations by regulatory authorities could adversely affect our ability to operate our business as currently conducted and in accordance with our business objectives.

In addition to regulations specific to the insurance industry, including the insurance laws of our principal state regulators (the NY DFS and AZ DOI), as a public company we will also be subject to the rules and regulations of the SEC and the NYSE, each of which regulate many areas such as financial and business disclosures, corporate governance and stockholder matters. Among other laws, we are subject to laws relating to federal trade restrictions, privacy/data security and terrorism risk insurance laws.

In mid-2019, we were provided with copies of three anonymous letters addressing essentially the same subject matter and strongly indicative of a single source. These letters contained allegations relating to our underwriting, pricing and reserving practices generally in connection with a single segment of our business. At this time, we cannot predict whether the SEC, state insurance regulators or other regulators will take any actions or what the impact of such actions could be. The audit committee of the Company, with the assistance of our internal audit and internal legal personnel and outside counsel, has reviewed these matters carefully. Based on that review process, we have concluded that the allegations are not credible and accordingly do not present any issue material to our business practices, financial statements or disclosures.

We monitor these laws, regulations and rules on an ongoing basis to ensure compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to our business methods, increases to our costs and other changes that could cause us to be less competitive in our industry. For further information on the regulation of our business, see “Regulation”.

New regulations may affect our business, financial condition, results of operations and ability to compete effectively.

Legislators and regulators may periodically consider various proposals that may affect our business practices and product designs, how we sell or service certain products we offer or the profitability of our business. We continually monitor such proposals and assess how they might apply to us or our competitors or how they could impact our business, financial condition, results of operations and ability to compete effectively.

We are an insurance holding company and our ability to receive dividends from our insurance subsidiaries is subject to regulatory constraints.

We are a holding company and, as such, we have no direct operations of our own. We do not expect to have any significant operations or assets other than our ownership of the shares of our operating subsidiaries. Unrestricted dividends payable from our insurance subsidiaries without the prior approval of applicable regulators are limited to the lesser of 10% of each of New York Marine’s or Gotham’s surplus as shown on the last statutory financial statement on file with the NY DFS or 100% of adjusted net investment income during the applicable twelve month period (where adjusted net investment income equals the net investment income for the twelve month period prior to the declaration or payment of the dividend plus the excess of net investment income over dividends paid in the two years prior thereto); and in Arizona, the greater of 10% of Southwest Marine’s surplus as of the immediately preceding December 31 or Southwest Marine’s net investment income for the period ending the immediately prior December 31. Dividends and other permitted payments from our operating subsidiaries are expected to be a source of funds to meet ongoing cash requirements, including debt service payments and other expenses. As of December 31, 2019, the maximum amount of unrestricted dividends that our insurance subsidiaries could pay to us without approval was $54.7 million. There can be no assurances that our insurance subsidiaries will be able to pay dividends in the future, and the limitations of such dividends could adversely affect the Company’s liquidity or financial condition.

We could be adversely affected by recent and future changes in U.S. federal income tax laws.

Recent tax legislation (Public Law 115-97), commonly referred to as the Tax Cuts and Jobs Act (“TCJA”), which was signed into law on December 22, 2017, fundamentally overhauls the U.S. tax system by, among other things, reducing the U.S. corporate income tax rate to 21%, repealing the corporate alternative minimum tax, limiting the deductibility of business interest expense, introducing a base erosion and anti-avoidance tax aimed at cross-border deductible payments to related foreign persons, moving closer to a territorial system of taxing earnings generated through foreign subsidiaries and imposing a one-time deemed repatriation tax on certain post-1986 undistributed earnings of foreign subsidiaries. In the context of the taxation of U.S. property and casualty insurance companies such as us, the TCJA modifies the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us. New regulations or pronouncements interpreting or clarifying provisions of the TCJA may be forthcoming. We cannot predict if, when or in what form such regulations or pronouncements may be provided or finalized, whether such guidance will have a retroactive effect or their potential impact on us.

We may suffer losses from litigation, which could adversely affect our business and financial condition.

As is typical in our industry, we continually face risks associated with litigation of various types, including general commercial and corporate litigation, and disputes relating to bad faith allegations which could result in us incurring losses in excess of policy limits. We are party to a variety of litigation matters throughout the year, mostly with respect to claims. Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our results of operations and financial position in the period in which the outcome occurs. Even if an unfavorable outcome does not materialize, we still may face substantial expense and disruption associated with the litigation.

We are subject to banking regulations that may limit our business activities.

Goldman Sachs, affiliates of which own approximately 39.5% of the voting and economic interest in our business as of December 31, 2019, is regulated as a bank holding company that has elected to be treated as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act imposes regulations and requirements on Goldman Sachs and on any company that is deemed to be “controlled” by Goldman Sachs for purposes of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) promulgated thereunder. Due to the size of its voting and economic interest in us, we are deemed to be controlled by Goldman Sachs for purposes of the BHC Act and, therefore, are considered to be a “subsidiary” of Goldman Sachs under the BHC Act. We will remain subject to this regulatory regime until Goldman Sachs is no longer deemed to control us for purposes of the BHC Act, which we do not have the ability to control and which will not occur until Goldman Sachs has significantly reduced its voting and economic interest in us. Restrictions placed on Goldman Sachs as a result of supervisory or enforcement actions under the BHC Act or otherwise may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. The Federal Reserve could exercise its power to restrict us from engaging in any activity that, in the Federal Reserve’s opinion, is unauthorized for us or constitutes an unsafe or unsound business practice. Although to date none of these restrictions or limitations have adversely affected our business, to the extent that the Federal Reserve’s regulations impose limitations on our business, we may be at a competitive disadvantage to those of our competitors that are not subject to such regulations.

As a subsidiary of a bank holding company, we are subject to examination by the Federal Reserve and could be required to provide information and reports for use by the Federal Reserve under the BHC Act. The Federal Reserve may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders. In addition, as a subsidiary of Goldman Sachs, we are considered a “banking entity” and subject to the restrictions of Section 13 of the BHC Act, otherwise known as the “Volcker Rule”. The Volcker Rule prohibits banking entities from engaging in proprietary trading and from acquiring or retaining any ownership interest in, or sponsoring, a covered fund (which includes most private equity funds and hedge funds), subject to satisfying certain conditions, and, in certain circumstances, from engaging in credit related and other transactions with such funds. However, the Volcker Rule exempts from this prohibition regulated insurance companies directly engaged in the business of insurance where such investments are made for the general account of the company or by affiliates, subject to certain conditions. As we are a regulated insurance company whose investments are made for our general account, this exemption has not affected our investment approach. Changes in the provisions of the BHC Act that are made while we still qualify as a banking entity could alter our ability to invest, potentially impacting our profitability.

We have agreed to certain covenants in the Stockholders’ Agreement (as later defined) for the benefit of Goldman Sachs that are intended to facilitate its compliance with the BHC Act, but that may impose certain obligations on us. In particular, Goldman Sachs has rights to conduct audits on, and access certain of, our information, and we are obligated to establish (and have established) policies and procedures for compliance with law that are acceptable in form and substance to Goldman Sachs. These covenants will remain in effect as long as the Federal Reserve deems us to be a “subsidiary” of Goldman Sachs under the BHC Act.

Risks Related to Our Status as an Emerging Growth Company

We are an emerging growth company within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, not being required to comply with the auditor attestation requirements of Section 404 being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the SEC, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest of  (i) the end of the fiscal year during which we have total annual gross revenues of  $1.07 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; (iii) the date we qualify as a “large accelerated filer”, which requires that (A) the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Securities Exchange Act of 1934, as amended (“Exchange Act”) for at least twelve calendar months and (C) we have filed at least one annual report on Annual Report on Form 10-K; and (iv) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering.

We expect to continue to avail ourselves of the emerging growth company exemptions described above. In addition, we may but do not expect to avail ourselves of the extended transition period for complying with new or revised accounting standards. As a result, the information that we provide to stockholders will be less comprehensive than what you might receive from other public companies.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock. We cannot predict if investors will find our common stock less attractive because we plan to rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Common Stock

If securities analysts do not publish research or reports about our business or our industry or if they issue unfavorable commentary or issue negative recommendations with respect to our common stock, the price of our common stock could decline.

The trading market for our common stock may be influenced by the research and reports that equity research and other securities analysts publish about us, our business and our industry. We do not have control over these analysts and we may be unable or slow to attract research coverage. One or more analysts could issue negative recommendations with respect to our common stock or publish other unfavorable commentary or cease publishing reports about us, our business or our industry. If one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the market price of our common stock price could decline rapidly and our common stock trading volume could be adversely affected.

The price of our common stock may be volatile and may be affected by market conditions beyond our control.

Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section of the Annual Report, are:

•	our operating and financial performance and prospects;

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in earnings estimates or recommendations by securities analysts who cover our common stock;

•	fluctuations in our quarterly financial results or earnings guidance or the quarterly financial results or earnings guidance of companies perceived to be similar to us;

•

changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders, including our principal stockholders, or the incurrence of additional debt;

•	departure of key personnel;

•	reputational issues;

•	changes in general economic and market conditions;

•	changes in industry conditions or perceptions or changes in the market outlook for the insurance industry; and

•	changes in applicable laws, rules or regulations, regulatory actions affecting us and other dynamics.

The stock market has experienced extreme price and volume fluctuations in recent years. The market prices of securities of insurance companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. These market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of your investment. You should also be aware that price volatility may be greater if the public float and trading volume of shares of our common stock is low.

Our principal stockholders have significant influence over us, and their interests could conflict with those of our other stockholders.

Our principal stockholders hold approximately 77.5% of our common stock as of December 31, 2019. As a result, our principal stockholders are able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Our principal stockholders may also have interests that differ from our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to the interests of our other stockholders. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

In connection with our IPO we entered into a stockholders’ agreement with the principal stockholders (the “Stockholders’ Agreement”) that governs the relationship between us and the principal stockholders. The Stockholders’ Agreement provides, among other things, that two directors shall be designated for election to the Board of Directors by ProSight Parallel Investment LLC and ProSight Investment LLC (“PI”) ( collectively the “GS Investors”) and two directors shall be designated for election to the Board of Directors by ProSight TPG, L.P., TPG PS 1, L.P., TPG PS 2, L.P., TPG PS 3, L.P. and TPG PS 4, L.P. (collectively, the “TPG Investors”). These designation rights will diminish if either principal stockholder transfers more than a specified percentage of its ownership interest in the Company. Our Board of Directors currently consists of ten directors. See Item 13 “Certain Relationships and Related Party Transaction — Relationship with the Principal Stockholders — Stockholders’ Agreement”.

As long as our principal stockholders own a majority of our common stock, we may rely on certain exemptions from the corporate governance requirements of the NYSE available for “controlled companies”.

We are a “controlled company” within the meaning of the corporate governance listing requirements of the NYSE because our principal stockholders own more than 50% of our outstanding common stock. A controlled company may elect not to comply with certain corporate governance requirements of the NYSE. Accordingly, our Board of Directors will not be required to have a majority of independent directors and our Compensation Committee and Nominating and Governance Committee will not be required to meet the director independence requirements to which we would otherwise be subject until such time as we cease to be a “controlled company.” Notwithstanding this exemption, our Board of Directors, Compensation Committee and Nominating and Governance Committee currently meet the director independence requirements under the NYSE rules. If we elect to rely on “controlled company” exemptions, you will not have certain of the protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our principal stockholders could sell their interests in us to a third party in a private transaction, which may not lead to your realization of any change-of-control premium on shares of our common stock and would subject us to the influence of a presently unknown third party.

Our principal stockholders beneficially own a large percentage of our common stock. Our principal stockholders will have the ability, should they choose to do so, to sell some or all of their shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in another party gaining significant influence over our Company.

The ability of our principal stockholders to sell their shares of our common stock privately, with no requirement for a concurrent offer to be made to acquire all of the shares of our outstanding common stock that will be publicly traded hereafter, could prevent you from realizing any change-of-control premium on your shares of our common stock that may accrue to our principal stockholders upon their private sales of our common stock.

Future sales of a substantial number of shares of our common stock may depress the price of our shares.

If our stockholders sell a large number of shares of our common stock, or if we issue a large number of shares of our common stock in connection with future acquisitions, financings, or other circumstances, the market price of shares of our common stock could decline significantly. Moreover, the perception in the public market that our stockholders might sell shares of our common stock could depress the market price of those shares. In addition, sales of a substantial number of shares of our common stock by our principal stockholders could adversely affect the market price of our common stock.

As of December 31, 2019, we had 43,058,266 outstanding shares of common stock. Of these outstanding shares, all of the 9,035,715 shares sold in the IPO are freely tradable without restriction under the Securities Act except for any shares held by our “affiliates”, as defined in Rule 144 under the Securities Act, including our principal stockholders.

In July 2019, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon conversion of equity awards granted under our plans are also freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2019, 2,191,617 shares of our common stock are reserved for future issuances under the 2019 equity incentive plan adopted in connection with the IPO.

We do not anticipate declaring or paying regular dividends on our common stock in the near term, and our indebtedness could limit our ability to pay dividends on our common stock.

We do not currently anticipate declaring or paying regular cash dividends on our common stock in the near term. We currently intend to use our future earnings, if any, to pay debt obligations, to fund our growth and develop our business and for general corporate purposes (which may include capital contributions to our insurance subsidiaries in conjunction with future growth of premiums written). Therefore, you are not likely to receive any dividends on your common stock in the near term, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which they are initially offered. Any future declaration and payment of dividends or other distributions of capital will be at the discretion of the Board of Directors and the payment of any future dividends or other distributions of capital will depend on many factors, including our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including requirements of our subsidiaries) and any other factors that the Board of Directors deems relevant in making such a determination. In addition, the terms of the agreements governing the debt we incurred, or debt that we may incur, may limit or prohibit the payment of dividends. For more information, see “Dividends.” There can be no assurance that we will establish a dividend policy or pay dividends in the future or continue to pay any dividend if we do commence paying dividends pursuant to a dividend policy or otherwise.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”) or any action asserting a claim against us that is governed by the internal affairs doctrine. Unless the Corporation consents in writing to the selection of an alternative forum, the exclusive forum for any action under the Securities Act or the Exchange Act shall be either the Court of Chancery of the State of Delaware or the federal district court for the District of Delaware. This exclusive forum provision will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction or, in the case of an action under the Securities Act or the Exchange Act, for which neither the Court of Chancery of the State of Delaware nor the federal district court for the District of Delaware has subject matter jurisdiction. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. This decision may be reviewed and ultimately overturned by the Delaware Supreme Court.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, of Delaware corporate and of state insurance laws, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and of state law may delay, deter, prevent or render more difficult a takeover attempt that our stockholders might consider in their best interests. For example, such provisions or laws may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have anti-takeover effects and may delay, deter or prevent a takeover attempt that our stockholders might consider in their best interests. The provisions provide for, among others:

•	the ability of our Board of Directors to issue one or more series of preferred stock;
•

the filling of any vacancies on our Board of Directors by the affirmative vote of a majority of the remaining directors, even if less than a quorum, or by a sole remaining director or by the stockholders; provided, however, that after the first time when the principal stockholders cease to beneficially own, in the aggregate, at least 50% of our outstanding common stock, any vacancy occurring in the Board of Directors may only be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director (and not by the stockholders);

•	certain limitations on convening special stockholder meetings;
•

advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and stockholder action by written consent only until the first time when the principal stockholders cease to beneficially own, in the aggregate, 50% or greater of our outstanding common stock.

Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation.

The insurance laws and regulations of the various states in which our insurance subsidiaries are organized may delay or impede a business combination involving the Company. State insurance laws generally prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. These regulatory restrictions may delay, deter or prevent a potential merger or sale of our company, even if our Board of Directors decides that it is in the best interests of stockholders for us to merge or be sold. These restrictions also may delay sales by us or acquisitions by third parties of our insurance subsidiaries.

These anti-takeover provisions and laws may delay, deter or prevent a takeover attempt that our stockholders might consider in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Morristown, New Jersey on a site of approximately 95,000 rentable square feet leased by us. The term of that lease expires on January 31, 2022. We lease a total of six additional offices located in California, Georgia, New York, Florida and London. The office in London is subleased to a third party. We do not own any real property. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings

In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our insurance subsidiaries as either: (i) liability insurers defending or providing indemnity for third-party claims brought against our customers; or (ii) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss expense reserves. We expect that any potential ultimate liability in such ordinary course claims litigation will not be material to our consolidated financial condition, results of operations, or cash flows after consideration of provisions made for potential losses and costs of defense.

As of December 31, 2019, we do not believe the Company or any of the insurance subsidiaries was a defendant in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “PROS”, and began trading on July 25, 2019.

Holders

We had 27 stockholders of record of our common stock as of February 21, 2020, according to the records maintained by our transfer agent. This stockholder figure does not include the number of holders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We do not currently anticipate declaring or paying regular cash dividends on our common stock in the near term. Any future declaration and payment of dividends or other distributions of capital will be at the discretion of the Board of Directors and will depend on our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including requirements of our subsidiaries) and any other factors that the Board of Directors deems relevant in making such a determination. In addition, the terms of the agreements governing the debt we have incurred or may incur may limit or prohibit the payment of dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our common stock, or as to the amount of any such dividends.

Delaware law requires that dividends be paid only out of “surplus,” which is defined as the fair market value of our net assets, minus our stated capital; or out of the current or the immediately preceding year’s earnings. We are a holding company, and we have no direct operations. All of our business operations are conducted through our subsidiaries. The states in which our insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to us. These restrictions are based in part on the prior year’s statutory income and surplus. Such restrictions, or any future restrictions adopted by the states in which our insurance subsidiaries are domiciled, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to us by our subsidiaries without affirmative approval of state regulatory authorities. See “Risk Factors — Legal and Regulatory Risks — We are an insurance holding company and our ability to receive dividends from our insurance subsidiaries is subject to regulatory constraints.”

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following chart, depicts our performance for the period beginning July 25, 2019 and ending December 31, 2019, as measured by total stockholder return on our common stock compared with the total return of the S&P 500 Index and the S&P 500 Property & Casualty Insurance Index. The chart plots the change in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance shown is not intended to predict or be indicative of future performance.

Total Return Performance
$120
$110
$100
$90
$80
7/25/19
12/31/19
ProSight Global, Inc.
S&P 500 Index
S&P 500 P&C Insurance Index

	July 25, 2019	December 31, 2019
ProSight Global, Inc.	$100.00	$115.21
S&P 500 Index – total return	$100.00	$107.95
S&P P&C Insurance Index – total return	$100.00	$98.99

Use of proceeds from sale of registered equity securities

On July 29, 2019, we closed our initial public offering of 7,857,145 shares of common stock, including the issuance and sale by the Company of 4,285,715 shares of common stock and the sale by the selling stockholders of 3,571,430 shares of common stock. On August 15, 2019, the selling stockholders completed the sale of 1,178,570 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option granted in connection with the initial public offering.

The offer and sale of all of the shares in the initial public offering (including pursuant to the underwriters’ overallotment option) were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232440), which was declared effective by the SEC on July 24, 2019. Goldman Sachs & Co. LLC and Barclays acted as the lead underwriters. The public offering price of the shares sold in the offering was $14.00 per share. The total gross proceeds from the offering to us were approximately $60.0 million. After deducting underwriting discounts and commissions of approximately $3.9 million and offering expenses payable by us of approximately $5.3 million, we received approximately $50.8 million. We did not receive any of the proceeds from the sale of the shares of common stock sold by the selling stockholders in the initial public offering or pursuant to the underwriters’ exercise of the overallotment option.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus (dated July 24, 2019) filed with the SEC on July 25, 2019 pursuant to Rule 424(b) of the Securities Act.

Item 6. Selected Financial Data

The following tables present our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the periods presented December 31, 2019, 2018, 2017, 2016 and 2015 are derived from our audited consolidated financial statements and the accompanying notes for those years.

The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

The income statement information and related underwriting and other ratios presented below are  for our continuing operations. The financial results of the U.K.-produced business are presented as discontinued operations in our consolidated financial statements and are excluded from the income statement information below. The selected balance sheet information also excludes specific assets and liabilities related to our discontinued operations. The assets and liabilities of the discontinued operations are only included in total assets, total liabilities and total stockholder’s equity. The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31
	2019	2018	2017	2016	2015
($ in thousands, except for per share data)
Revenues:
Gross written premiums(1)	$968,011	$895,112	$836,334	$771,995	$772,136
Ceded written premiums	(115,871)	(45,038)	(276,048)	(85,312)	(93,956)
Net written premiums	$852,140	$850,074	$560,286	$686,683	$678,180
Net earned premiums	$807,854	$730,785	$609,786	$675,778	$648,876
Net investment income	68,897	55,971	36,196	28,052	25,606
Realized investment gains (losses), net	770	(1,557)	4,204	(6,147)	8,607
Other income	538	673	853	1,057	4,949
Total revenues	$878,059	$785,872	$651,039	$698,740	$688,038
Expenses:
Losses and LAE	$501,025	$434,830	$393,741	$489,464	$445,244
Underwriting, acquisition and insurance expenses	290,457	271,547	213,844	241,873	233,491
Interest and other expenses	28,946	12,377	12,125	12,125	18,202
Total expenses	$820,428	$718,754	$619,710	$743,462	$696,937
Income (loss) before taxes	57,631	67,118	31,329	(44,722)	(8,900)
Income tax expense (benefit)	12,137	13,389	38,233	(23,988)	(7,321)
Net income (loss) from continuing operations	$45,494	$53,729	$(6,904)	$(20,734)	$(1,579)
Underwriting income (loss)(2)	$16,372	$24,409	$2,201	$(55,559)	$(29,859)
Adjusted operating income (loss)(3)	$57,636	$55,286	$13,992	$(14,587)	$(10,186)

	Years Ended December 31
	2019	2018	2017	2016	2015

Per share of common stock data:
Basic earnings per share:
Common stock	$1.11	$1.39	$(0.18)	$(0.59)	$(0.04)
Diluted earnings per share:
Common stock	$1.10	$1.36	$(0.18)	$(0.59)	$(0.04)
Basic adjusted operating earnings per share:
Common stock	$1.40	$1.43	$0.37	$(0.41)	$(0.29)
Diluted adjusted operating earnings per share:
Common stock	$1.39	$1.40	$0.37	$(0.41)	$(0.29)

	Years Ended December 31
	2019	2018	2017	2016	2015
Underwriting and other ratios:
Loss and LAE ratio(4)	62.0%	59.5%	64.6%	72.4%	68.6%
Loss and LAE
ratio – excluding catastrophe	61.6%	59.0%	63.1%	71.2%	68.0%
Loss and LAE ratio – catastrophe	0.4%	0.5%	1.5%	1.2%	0.6%
Expense ratio(5)	36.0%	37.2%	35.1%	35.8%	36.0%
Combined ratio(6)	98.0%	96.7%	99.7%	108.2%	104.6%
Adjusted loss and LAE ratio(7)	61.4%	59.6%	63.9%	72.4%	68.6%
Adjusted loss and LAE
ratio – excluding catastrophe	61.0%	59.1%	62.6%	71.2%	68.0%
Adjusted loss and LAE ratio – catastrophe	0.4%	0.5%	1.3%	1.2%	0.6%
Adjusted expense ratio(7)	36.6%	37.0%	34.9%	35.8%	36.0%
Adjusted combined ratio(7)	98.0%	96.6%	98.8%	108.2%	104.6%
Adjusted operating return on equity(8)	12.4%	14.4%	3.7%	(3.6%)	(2.2%)
Return on equity(9)	9.8%	14.0%	(1.8%)	(5.1%)	(0.3%)

	December 31
($ in thousands)	2019	2018	2017	2016	2015
Select balance sheet data:
Total cash and investments	$2,192,781	$1,830,290	$1,632,629	$1,405,585	$1,262,072
Premiums and other receivables, net	190,004	200,347	184,334	168,378	161,705
Reinsurance receivables paid and unpaid, net	197,433	197,723	218,376	205,527	161,295
Goodwill and net intangible assets	29,189	29,219	29,249	29,745	30,287
Total assets	$2,877,234	$2,577,106	$2,409,452	$2,251,502	$2,138,205
Reserve for unpaid losses and LAE	$1,521,648	$1,396,812	$1,258,237	$1,166,619	$983,155
Reserve for unearned premiums	483,223	435,933	395,432	354,828	344,678
Notes payable, net of debt issuance costs	164,693	182,355	164,017	163,678	163,340
Total liabilities	$2,334,203	$2,187,276	$2,033,469	$1,870,849	$1,700,841
Total stockholders’ equity	$543,031	$389,830	$375,983	$380,654	$437,365
Other data:
Debt to total capitalization ratio(10)	23.3%	31.9%	30.4%	30.1%	27.2%
Statutory capital and surplus(11)	$568,777	$473,575	$433,946	$355,366	$379,231

(1)

Gross written premiums (“GWP”) includes business from certain niches that are no longer part of our ongoing business. All GWP from exited niches(12) are included in “Other” which consists of (i) primary and excess workers’ compensation coverage for Self-Insured Groups(12), (ii) niches exited prior to 2018, many with a concentration in commercial auto, (iii) certain fronting arrangements in which all premium written is ceded to a third party (iv) participation in industry pools, and (v) emerging new business. The table below includes GWP for each customer segment for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

	Years Ended December 31
($ in thousands)	2019	2018	2017	2016	2015
Construction	$117,918	$101,946	$73,378	$54,983	$37,887
Consumer Services	133,682	107,086	94,384	95,005	87,112
Marine and Energy	94,071	82,978	79,238	66,215	80,746
Media and Entertainment	124,950	119,926	114,442	103,693	79,581
Professional Services	119,326	110,546	112,575	79,793	71,187
Real Estate	167,635	132,652	132,029	102,134	81,533
Sports	30,079	23,590	22,224	17,761	15,974
Transportation	112,191	92,169	85,079	90,215	116,126
Customer segments subtotal	899,852	770,893	713,349	609,799	570,146
Other	68,159	124,219	122,985	162,196	201,990
Total	$968,011	$895,112	$836,334	$771,995	$772,136

(2)

Underwriting income is a non-GAAP financial measure. We calculate underwriting income by subtracting losses and loss adjustment expenses (“LAE”) and underwriting, acquisition and insurance expenses from net earned premiums. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to underwriting income.

(3)

Adjusted operating income is a non-GAAP financial measure. We calculate adjusted operating income as net income, excluding net realized investment gains (losses), net and the income tax expense resulting from implementation of the TCJA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to adjusted operating income.

(4)

The loss and LAE ratio is the ratio, expressed as a percentage, of losses and LAE, allocated and unallocated, to net earned premiums, net of the effects of reinsurance. For the years ended December 31, 2016 and 2015 the Company’s loss reserves developed adversely by $60.1 million and $44.8 million, respectively.

(5)	The expense ratio is the ratio, expressed as a percentage, of underwriting, acquisition and insurance expenses to net earned premiums.
(6)

The combined ratio is the sum of the loss and LAE ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

(7)

Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations — The WAQS.”

(8)

Adjusted operating return on equity is a non-GAAP financial measure. Adjusted operating return on equity is adjusted operating income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to adjusted operating income.

(9)	Return on equity represents net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.
(10)	Debt to total capitalization ratio is the ratio, expressed as a percentage, of total indebtedness for borrowed money to the sum of total indebtedness for borrowed money and stockholders’ equity.
(11)

For our insurance subsidiaries, the statutory capital and surplus represents the excess of assets over liabilities as determined in accordance with statutory accounting principles as determined by the NAIC.

(12)	Our inception to date business portfolio for years 2011 through 2019 including exited niches is as follows:

		Loss &
($ in millions)	GWP	LAE Ratio
Inception to date GWP 2011 – 2019	$6,000.2	63.8%
Exited for financial performance(a)	311.6	105.3%
Exited for strategic reasons(a)	739.4	58.5%
Ongoing U.S. business	$4,949.2	61.5%

(a)	Exited niches excluding excess workers’ compensation accounted for $42.1 million of total net loss reserves as of December 31, 2019.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Certain restatements have been made to historical information to give effect to the merger and related transactions.  See Note 1 – Background in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk factors” included under Part I, Item 1A and elsewhere in this Annual Report on this Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

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

Overview

We are an entrepreneurial specialty insurance company that since our founding in 2009 has built products, services and solutions with the goal of significantly improving the experience and value proposition for our customers. We founded ProSight, with capital commitments from affiliates of each of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and TPG Global, LLC (“TPG”) as a different type of insurer that leverages customized technology infrastructure, underwriting expertise and unique niche focus to develop products, services and solutions that deliver distinct value to customers in the manner they prefer.

Our Company is led by a highly experienced and entrepreneurial team with decades of insurance leadership experience at ProSight and other leading insurers. We write property and casualty insurance with a focus on underwriting specialty risks by partnering with a select number of distributors, often on an exclusive basis. We have a diverse business mix covering specialty niches within the eight customer segments in which we operate. We market and distribute our insurance product offerings in all 50 states on both an admitted and non-admitted basis. We are focused on delivering consistent underwriting profitability with low volatility of underwriting results.

In November of 2011, we formed a Bermuda holding company structure and acquired several entities in the U.K. to build our own Lloyd’s syndicate. Our principal objective was to achieve greater capital and tax efficiency for our growing U.S. niche business. We also considered opportunities to use this as a platform to extend our niche strategy to the U.K. and Europe. By 2015, however, we determined that we would not be able to profitably achieve our objectives due to two principal factors. Firstly, a significant driver of the success of our U.S. sourced business is the extensive control and oversight of our niche specialized internal and external underwriters. In contrast, in the UK, the regulatory framework required us to operate the syndicate as an independent entity, largely excluded from oversight by the U.S. management team. As a result, our Group Chief Underwriting Officer could not serve on the board of directors of the U.K. entities nor have final underwriting authority for non-U.S. sourced business. In addition, given the growing predominance of the U.S. underwritten business in the syndicate, the syndicate was required to develop an organic and independent growth strategy for U.K. sourced business. The independently underwritten U.K. business did not execute upon our niche strategy, and generated unacceptable loss ratios and acquisition costs. Secondly, while we had success in writing and reinsuring profitable U.S. sourced business into our syndicate, the U.S. business had become a disproportionately high percentage of the total syndicate book, and therefore our U.S. underwriting entity was treated as an independent Lloyd’s coverholder. As such, we were required to deploy redundant control and underwriting resources in the U.K. to oversee our U.S. book. This resulted in an unacceptable increase in the syndicate expense ratio. Given the uneconomic loss and expense costs associated with operating in Lloyd’s, in 2015 we began evaluating an exit from the Lloyd’s market and the repatriation of our U.S. business. The exit timeframes were extended due to capital constraints in our U.S. underwriting entity and protracted exit negotiations. In 2017, we entered into a two-phase sale transaction, which closed in October 2017 and March 2018. Accordingly, the financial results of the U.K. produced business are presented as discontinued operations in our consolidated financial statements. The financial results within the following discussion and analysis are attributable to our continuing operations.

Initial Public Offering

On July 29, 2019, the Company completed its initial public offering (“IPO”) with the sale of 7,857,145  shares of the Company’s common stock, including the issuance and sale by the Company of 4,285,715 shares of the Company’s common stock and the sale by ProSight Parallel Investment LLC and ProSight Investment LLC (“PI”) (collectively, the “GS Investors”) and ProSight TPG, L.P., TPG PS 1, L.P., TPG PS 2, L.P., TPG PS 3, L.P. and TPG PS 4, L.P. (collectively the “TPG Investors” and together with the GS Investors, the “Principal Stockholders”) of 3,571,430 shares of the Company’s common stock.

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

The offer and sale of all shares sold in the IPO, including those sold in connection with the underwriters’ exercise of their over-allotment option, were registered pursuant to a registration statement filed on Form S-1, which the Securities and Exchange Commission (“SEC”) declared effective on July 24, 2019. After deducting underwriting discounts and commissions and estimated offering expenses (including expenses related to the offering pursuant to the underwriters’ exercise of their overallotment option), the net proceeds to the Company from the IPO were approximately $50.8 million.

Our Business

We currently write insurance coverage in eight customer segments across a broad range of specialty lines of business. Our customer segments currently include: Media and Entertainment, Real Estate, Professional Services, Transportation, Construction, Consumer Services, Marine and Energy and Sports. Within each customer segment, we have multiple niches which represent similar groups of customers. For a description of niches served in each of these customer segments, see “Business — Our Customer Segments and Niches.” We believe having deep expertise in these niches across our organization is critical and therefore, we have aligned various functional areas at the niche level, including underwriting, operations and claims. We focus on small- and medium-sized customers, a market segment which we believe has been, and will continue to be, less affected by intense competitive dynamics of the broader property and casualty insurance industry. Over time, the composition of business within our customer segments evolves as we identify certain niches that present opportunities to develop distinct customer solutions with attractive profit potential and others that were at one time attractive but may become less so.

The tables below set forth the gross written premiums (“GWP”), gross written commission ratios, and gross loss and allocated loss adjustment expense (“ALAE”) ratios by customer segment for the years ended December 31, 2019, 2018, and 2017. We have one reportable segment, Specialty Insurance. “Other” includes GWP from (i) primary and excess workers’ compensation coverage for exited Self-Insured Groups, (ii) niches exited prior to 2018, many with a concentration in commercial auto,  (iii) certain fronting arrangements in which all premium written is ceded to a third party (iv) participation in industry pools, and (v) emerging new business.

GWP

	Years Ended December 31
($ in millions)				% Change	% Change
Customer Segment	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Construction	$117.9	$101.9	$73.4	15.7%	38.8%
Consumer Services	133.7	107.1	94.4	24.8	13.5
Marine and Energy	94.1	83.0	79.2	13.4	4.8
Media and Entertainment	124.9	119.9	114.4	4.2	4.8
Professional Services	119.3	110.5	112.6	8.0	(1.9)
Real Estate	167.6	132.7	132.0	26.3	0.5
Sports	30.1	23.6	22.2	27.5	6.3
Transportation	112.2	92.2	85.1	21.7	8.3
Customer segments subtotal	899.8	770.9	713.3	16.7	8.1
Other	68.2	124.2	123.0	(45.1)	1.0
Total	$968.0	$895.1	$836.3	8.1%	7.0%

Gross Written Commission Ratio

	Years Ended December 31
				% Change	% Change
Customer Segment	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Construction	20.3%	20.7%	21.0%	(0.4)%	(0.3)%
Consumer Services	18.1	17.1	17.1	1.0	—
Marine and Energy	18.5	17.9	17.1	0.6	0.8
Media and Entertainment	16.9	16.6	16.6	0.3	—
Professional Services	22.9	23.0	22.5	(0.1)	0.5
Real Estate	21.2	21.1	20.6	0.1	0.5
Sports	23.0	22.7	22.2	0.3	0.5
Transportation	14.1	14.5	15.4	(0.4)	(0.9)
All customer segments	19.1	19.0	18.9	0.1	0.1
Other	16.6	18.1	18.1	(1.5)	—
Total	18.9%	18.9%	18.8%	—%	0.1%

Gross Loss and ALAE Ratio, excluding Unallocated Loss Adjustment Expense (“ULAE”) Ratio

	Years Ended December 31
				% Change	% Change
Customer Segment	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Construction	58.0%	56.1%	50.3%	1.9%	5.8%
Consumer Services	65.5	58.0	48.6	7.5	9.4
Marine and Energy	52.0	32.4	57.7	19.6	(25.3)
Media and Entertainment	45.8	54.8	62.5	(9.0)	(7.7)
Professional Services	47.5	37.6	41.4	9.9	(3.8)
Real Estate	65.2	60.6	58.5	4.6	2.1
Sports	39.0	61.7	59.8	(22.7)	1.9
Transportation	69.0	62.9	85.5	6.1	(22.6)
All customer segments	57.2	52.6	58.0	4.6	(5.4)
Other	87.9	59.8	66.3	28.1	(6.5)
Total	60.4%	53.6%	59.4%	6.8%	(5.8)%

Components of Our Results of Operations

Gross written and earned premiums

GWP are the amounts received or to be received for insurance policies written by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our GWP in any given period is generally influenced by:

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

Losses and Loss Adjustment Expenses (“LAE”)

Losses and LAE are a function of the amount and type of insurance contracts we write, the loss experience associated with the underlying coverage, and the expenses incurred in the handling of the losses. In general, our losses and LAE are affected by:

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

Underwriting, acquisition and insurance expenses

Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our distribution partners and ceding commissions we receive on business ceded under certain reinsurance contracts, as well as taxes we pay to the states in which we write business, generally based on premium volume. Policy acquisition costs that are directly related to the successful acquisition of those policies are deferred. The amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the policy life. Other underwriting expenses represent the general and administrative expenses of our insurance business including employment costs, telecommunication and technology costs, the costs of our leases, and legal and auditing fees.

Income tax expense

Substantially all of our income tax expense relates to U.S. federal income taxes. Our insurance companies are generally not subject to income taxes in the states in which they operate; however, our non-insurance subsidiaries are subject to state income taxes. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect. Among other things, the Tax Cuts and Jobs Act (“TCJA”) lowered the U.S. federal corporate tax rate from 35% to 21% starting January 1, 2018. Our income tax expense for periods beginning in 2018 is based on the U.S. federal corporate income tax rate of 21%.

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

Underwriting income, adjusted operating income, adjusted loss and LAE ratio, adjusted expense ratio, adjusted combined ratio and adjusted operating return on equity are non-generally accepted accounting principles (“GAAP”) financial measures. See “— Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to underwriting income and adjusted operating income. See “— Factors Affecting Our Results of Operations — The WAQS” for additional detail on the impact of the WAQS on our results of operations.

Factors Affecting Our Results of Operations

The WAQS

In connection with the divestment of our U.K. business, New York Marine as reinsured entered into the whole account quota share reinsurance agreements (the “WAQS”) with third party reinsurers to maintain reasonable underwriting leverage within New York Marine and its subsidiary insurance companies during a transition period following the U.K. divestment. The effective date of the WAQS was April 1, 2017. The reinsurers’ ceding participation is an aggregate 26.0%. A provisional ceding commission of 30.0% to 30.5% is received as a reduction in the amount of ceded premium. Subject to limits, these ceding commissions will vary in subsequent periods based on contractual ultimate loss ratios. During 2018 and following the transition of the U.S. business back to New York Marine, the WAQS were terminated. Previously ceded written and unearned premium, net of the ceding commission, was reversed. Loss reserves on premium earned prior to the cut-off termination remain ceded loss reserves. The ceded loss reserves under the WAQS were $33.1 million and $43.7 million as of December 31, 2019 and December 31, 2018, respectively. Loss reserve development on the reserves ceded under the WAQS is included in continuing operations.

The effect of the WAQS on our results of operations is primarily reflected in our ceded written premiums, losses and LAE, as well as our underwriting, acquisition and insurance expenses.

The following tables summarize the effect of the WAQS on our underwriting income for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Including	Effect of	Excluding	Including	Effect of	Excluding	Including	Effect of	Excluding
($ in thousands)	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS
GWP	$968,011	$—	$968,011	$895,112	$—	$895,112	$836,334	$—	$836,334
Ceded written premiums	(115,871)	3	(115,874)	(45,038)	58,857	(103,895)	(276,048)	(160,779)	(115,269)
Net written premiums	$852,140	$3	$852,137	$850,074	$58,857	$791,217	$560,286	$(160,779)	$721,065
Net retention(1)	88.0%	—	88.0%	95.0%	—	88.4%	67.0%	—	86.2%
Net earned premiums	$807,854	$3	$807,851	$730,785	$(14,560)	$745,345	$609,786	$(87,362)	$697,148
Losses and LAE	501,025	4,746	496,279	434,830	(9,514)	444,344	393,741	(51,897)	445,638
Underwriting, acquisition and insurance expenses	290,457	(4,743)	295,200	271,547	(3,955)	275,502	213,844	(29,560)	243,404
Underwriting income (loss)(2)	$16,372	$—	$16,372	$24,409	$(1,091)	$25,499	$2,201	$(5,905)	$8,106
Loss and LAE ratio	62.0%	—%	—	59.5%	65.3%	—	64.6%	59.4%	—
Expense ratio	36.0%	—%	—	37.2%	27.2%	—	35.1%	33.8%	—
Combined ratio	98.0%	—%	—	96.7%	92.5%	—	99.7%	93.2%	—
Adjusted loss and LAE ratio(3)	—	—	61.4%	—	—	59.6%	—	—	63.9%
Adjusted expense ratio(3)	—	—	36.6%	—	—	37.0%	—	—	34.9%
Adjusted combined ratio(3)	—	—	98.0%	—	—	96.6%	—	—	98.8%

(1)	Net retention is a non-GAAP measure. We define net retention as the ratio of net written premiums to gross written premiums.
(2)	Underwriting income is a non-GAAP measure. See “Reconciliation of Non-GAAP Financial Measures.”
(3)

Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. We use these adjusted ratios as internal performance measures in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Our adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio should not be viewed as substitutes for our loss and LAE ratio, expense ratio and combined ratio, respectively.

Our results of operations may be difficult to compare from year to year due to the origination and termination of the WAQS. In light of the impact of the WAQS on our results of operations, we internally evaluated our financial performance both including and excluding the effects of the WAQS.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Years Ended December 31		Change
($ in thousands)	2019	2018	$	Percent
GWP	$968,011	$895,112	$72,899	8.1%
Ceded written premiums	(115,871)	(45,038)	(70,833)	157.3
Net written premiums	$852,140	$850,074	$2,066	0.2%

Net earned premiums	$807,854	$730,785	$77,069	10.5
Losses and LAE	501,025	434,830	66,195	15.2
Underwriting, acquisition and insurance expenses	290,457	271,547	18,910	7.0
Underwriting income(1)	16,372	24,409	(8,037)	(32.9)
Interest and other expenses, net	28,408	11,704	16,704	142.7
Net investment income	68,897	55,971	12,926	23.1
Realized investment gains (losses), net	770	(1,557)	2,327	(149.5)
Income before taxes	57,631	67,118	(9,488)	(14.1)
Income tax expense	12,137	13,389	(1,252)	(9.4)
Net income from continuing operations	$45,494	$53,729	$(8,236)	(15.3)%
Adjusted operating income(1)	$57,636	$55,286	$2,350	4.3%

Adjusted operating return on equity(1)	12.4%	14.4%
Return on equity	9.8%	14.0%

Loss and LAE ratio:	62.0%	59.5%
Loss and LAE ratio – excluding catastrophe	61.6%	59.0%
Loss and LAE ratio – catastrophe	0.4%	0.5%
Expense ratio	36.0%	37.2%
Combined ratio	98.0%	96.7%

Adjusted loss and LAE ratio(2)	61.4%	59.6%
Adjusted loss and LAE ratio – excluding catastrophe	61.0%	59.1%
Adjusted loss and LAE ratio – catastrophe	0.4%	0.5%
Adjusted expense ratio(2)	36.6%	37.0%
Adjusted combined ratio(2)	98.0%	96.6%

(1)

Underwriting income, adjusted operating income and adjusted operating return on equity are non-GAAP financial measures. See “— Reconciliation of Non-GAAP Financial Measures” for reconciliations of net income in accordance with GAAP to underwriting income and adjusted operating income.

(2)

Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. For additional detail on the impact of the WAQS on our results of operations see “— Factors Affecting Our Results of Operations — The WAQS.”

Net Income

Net income from continuing operations was $45.5 million for the year ended December 31, 2019 compared to $53.7 million for the year ended December 31, 2018, a decrease of $8.2 million, or 15.3%. The decrease in net income primarily resulted from an increase in interest and other expenses of $16.7 million, and a decrease in underwriting income of $8.0 million, partially offset by an increase in net investment income of $12.9 million.

Premiums

GWP were $968.0 million for the year ended December 31, 2019 compared to $895.1 million for the year ended December 31, 2018, an increase of $72.9 million, or 8.1%.

The following table presents the GWP by customer segment for the years ended December 31, 2019 and 2018:

($ in millions)	Years Ended December 31
Customer Segment	2019	2018	% Change
Construction	$117.9	$101.9	15.7%
Consumer Services	133.7	107.1	24.8
Marine and Energy	94.1	83.0	13.4
Media and Entertainment	124.9	119.9	4.2
Professional Services	119.3	110.5	8.0
Real Estate	167.6	132.7	26.3
Sports	30.1	23.6	27.5
Transportation	112.2	92.2	21.7
Customer segments subtotal	899.8	770.9	16.7
Other	68.2	124.2	(45.1)
Total	$968.0	$895.1	8.1%

Premium growth in 2019 was primarily driven by new business and increased renewals within previously existing niches combined with entry into new niches, primarily within Real Estate, Consumer Services and Transportation customer segments. Excluding the decline of GWP within “Other,” premiums for the year ended December 31, 2019 increased 16.7% compared to the year ended December 31, 2018.

The changes in GWP were most notable in the following customer segments and niches:

•

Real Estate GWP increased by 26.3% to $167.6 million for the year ended December 31, 2019 compared to $132.7 million for the year ended December 31, 2018. The premium growth is primarily due to increases in the Metrobuilders and Builders Risk niches. Premium growth in these niches is driven by an increase in new business of $13.0 million and $8.0 million, respectively compared to 2018.

•

Consumer Services GWP increased by 24.8% to $133.7 million for the year ended December 31, 2019 compared to $107.1 million for the year ended December 31, 2018. The premium growth is due to continued maturity of the Auto Dealers niche, as well as the addition of the new Parking Facilities niche partially offset by declines in premium within the Social Services and Professional Employer Organizations niches. Auto Dealers, a new niche in 2018, increased $24.7 million during 2019 driven by new business growth in addition to a renewal book of premium. Parking Facilities is a new niche in 2019 which produced $14.8 million of new business during the year. In the Professional Employer Organization and Social Services niches, premiums declined during 2019 by $8.8 million and $6.7 million, respectively, when compared to 2018, where new business growth and renewal premium retention were limited by unfavorable pricing conditions in primary workers’ compensation.

•

Transportation GWP increased by 21.7% to $112.2 million for the year ended December 31, 2019 compared to $92.2 million for the year ended December 31, 2018. The premium growth is due to high premium retention and increased rate (7.3%) within the Taxi niche and new business growth within the Charter Bus and Intermodal niches.

Net written premiums increased by $2.1 million, or 0.2%, to $852.1 million for the year ended December 31, 2019 from $850.1 million for the year ended December 31, 2018. The increase in net written premiums was due to an increase in gross written premiums of $72.9 million, partially offset by an increase in ceded written premium of $70.8 million, an increase of 157.3% from the year ended December 31, 2018, primarily due to the termination of the WAQS.

The termination of the WAQS resulted in a reversal of $58.9 million of ceded premiums for the year ended December 31, 2018. Our net retention ratio excluding the WAQS was 88.0% and 88.4% for the years ended December 31, 2019 and 2018, respectively.

Net earned premiums increased by $77.1 million, or 10.5%, to $807.9 million for the year ended December 31, 2019 from $730.8 million for the year ended December 31, 2018. The increase in net earned premiums was directly related to the growth in written premiums. Excluding the effects of the WAQS, net earned premiums for the year ended December 31, 2019 were $807.9 million, compared to $745.3 million for the year ended December 31, 2018, an increase of 8.4%.

Loss and LAE ratio

Our loss and LAE ratio was 62.0% for the year ended December 31, 2019 compared to 59.5% for the year ended December 31, 2018. The increase is primarily due to an increase in the current accident year (excluding catastrophe losses) ratio combined with an unfavorable change in prior period development. For the year ended December 31, 2019 the current accident year (excluding catastrophe losses) was 61.2%, compared to 59.7% for the year ended December 31, 2018. For the year ended December 31, 2019, before adjusting for the WAQS, we incurred unfavorable prior period development of $3.2 million as compared to favorable development of $5.0 million for the year ended December 31, 2018. After adjusting for the WAQS, we incurred favorable development in both 2019 and 2018.

Included within our 62.0% loss and LAE ratio for the year ended December 31, 2019 is $0.4% of catastrophe losses, a decrease of 0.1%, from $3.6 million, or 0.5% for the year ended December 31, 2018. Catastrophe losses for the years ended December 31, 2019 related to a midwestern tornado and 2018 was primarily California wildfires.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the years ended December 31, 2019 and 2018:

	Years Ended December 31
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Loss and LAE:
Current accident year – excluding catastrophe	$494,871	61.2%	$436,287	59.7%
Current accident year – catastrophe losses	3,000	0.4	3,560	0.5
Effect of prior year development	3,154	0.4	(5,017)	(0.7)
Total	$501,025	62.0%	$434,830	59.5%

	Years Ended December 31
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Adjusted loss and LAE:
Current accident year – excluding catastrophe	$494,871	61.2%	$445,801	59.8%
Current accident year – catastrophe losses	3,000	0.4	3,560	0.5
Effect of prior year development	(1,592)	(0.2)	(5,017)	(0.7)
Total	$496,279	61.4%	$444,344	59.6%

The following table presents the loss and LAE ratio before and after the effects of reinsurance, for the years ended December 31, 2019 and 2018:

	Years Ended December 31
	2019	2018	% Change
Loss and LAE Ratio:
Gross loss and ALAE	60.4%	53.6%	6.8%
ULAE	1.8	2.9	(1.1)
Gross loss and LAE ratio	62.2	56.5	5.7
Effect of ceded reinsurance	(0.2)	3.0	(3.2)
Loss and LAE ratio	62.0	59.5	2.5
Effect of WAQS	(0.6)	0.1	(0.7)
Adjusted loss and LAE ratio	61.4%	59.6%	1.8%

Expense ratio

Our expense ratio was 36.0% for the year  ended December 31, 2019 compared to 37.2% for the year ended December 31, 2018. This reduction is primarily due to the increase in net earned premiums exceeding the increase in underwriting and insurance expenses combined with a slight reduction in the net policy acquisition expense ratio.

The following table summarizes the components of the expense ratio for the years ended December 31, 2019 and 2018:

	Years Ended December 31
	2019		2018
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$189,514	23.5%	$175,384	23.6%
Underwriting and insurance expenses	105,686	13.1	100,118	13.4
Underwriting, acquisition and insurance expenses(1)	295,200	36.6	275,502	37.0
Effect of WAQS	(4,743)	(0.6)	(3,955)	0.2
Total underwriting, acquisition and insurance expenses	$290,457	36.0%	$271,547	37.2%

(1)	Underwriting, acquisition and insurance expenses is calculated based on the net earned premiums excluding the effects of the WAQS for the years ended December 31, 2019 and 2018.

Underwriting income

Underwriting income was $16.4 million for the year ended December 31, 2019 compared to $24.4 million for the year ended December 31, 2018, a decrease of $8.0 million, or 32.9%.   Excluding the WAQS, underwriting income was $16.4 million for the year ended December 31, 2019, compared to $25.5 million for the year ended December 31, 2018. The change in underwriting income for the year ended December 31, 2019 compared to 2018 was due to an increase in the loss and LAE ratio, partially offset by a decrease in the expense ratio.

Combined ratio

Our combined ratio was 98.0% for the year ended December 31, 2019 compared to 96.7% for the year ended December 31, 2018. Our adjusted combined ratio was 98.0% for the year ended December 31, 2019 compared to 96.6% for the year ended December 31, 2018.

Investing results

Our net investment income increased by 23.1% to $68.9 million for the year ended December 31, 2019 from $56.0 million for the year ended December 31, 2018.  Our average invested assets increased 15.3% from $1.7 billion for the year ended December 31, 2018, to $2.0 billion for the year ended December 31, 2019. Net investment yield increased by 0.2 percentage points, to 3.4% as of December 31, 2019 compared to 3.2% as of December 31, 2018.  Gross investment income increased by $13.1 million to $71.2 million for the year ended December 31, 2019 compared to $58.1 million for the year ended December 31, 2018.

Realized investment gains (losses), net increased by $2.3 million due to non-recurring realized gains on the sale of certain securities as part of the repositioning of the investment portfolio, calls, and corporate actions during a favorable price environment for the year ended December 31, 2019.

The following table summarizes the components of net investment income and realized investment gains (losses), net for the years ended December 31, 2019 and 2018:

	Years Ended December 31
($ in thousands)	2019	2018	$ Change
Interest from securities	$66,975	$55,765	$11,210
Other investments	4,224	2,371	1,853
Gross investment income	71,199	58,136	13,063
Investment expenses	(2,302)	(2,165)	(137)
Net investment income	68,897	55,971	12,926
Realized investment gains (losses), net	770	(1,557)	2,327
Total	$69,667	$54,414	$15,253
Average invested assets at book value	$2,009,083	$1,742,530	$266,553

The weighted average duration of our fixed income portfolio, including cash equivalents, was 3.4 years at December 31, 2019 and 2.9 years at December 31, 2018.

Interest and other expenses, net

Our interest and other expenses, net increased by $16.7 million to $28.4 million for the year ended December 31, 2019 compared to $11.7 million for the year ended December 31, 2018.  Included in interest and other expenses in 2019 is $12.1 million of interest expenses primarily related to senior debt obligations, $8.0 million of expenses related to the transition of our former CEO and $7.1 million of expenses related to the vesting of restricted stock units granted during the IPO.

Income tax expense

Our effective tax rate for the year ended December 31, 2019 was 21.1% compared to 20.0% for the year ended December 31, 2018. On December 22, 2017, the TCJA was signed into law, which reduced the Company’s statutory corporate tax rate from 35% to 21% beginning with the 2018 tax year.

Our income tax expense was $12.1 million and $13.4 million for the years ended December 31, 2019 and 2018.

Adjusted operating income

Adjusted operating income was $57.6 million for the year ended December 31, 2019, an increase of $2.4 million, or 4.3% from the adjusted operating income of $55.3 million for the year ended December 31, 2018.

Adjusted operating return on equity

Our adjusted operating return on equity was 12.4% for the year ended December 31, 2019, a decrease of 2.0% percentage points from 14.4% for the year ended December 31, 2018.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table summarizes the results of continuing operations for the years ended December 31, 2018 and 2017:

	Years Ended December 31		Change
($ in thousands)	2018	2017	$	Percent
GWP	$895,112	$836,334	$58,778	7.0%
Ceded written premiums	(45,038)	(276,048)	231,010	(83.7)
Net written premiums	$850,074	$560,286	$289,788	51.7%

Net earned premiums	$730,785	$609,786	$120,999	19.8
Losses and LAE	434,830	393,741	41,089	10.4
Underwriting, acquisition and insurance expenses	271,547	213,844	57,703	27.0
Underwriting income(1)	24,409	2,201	22,208	1,009.0
Interest and other expenses, net	11,704	11,272	432	3.8
Net investment income	55,971	36,196	19,775	54.6
Realized investment (losses) gains, net	(1,557)	4,204	(5,761)	(137.0)
Income before taxes	67,118	31,329	35,789	114.2
Income tax expense	13,389	38,233	(24,844)	(65.0)
Net income (loss) from continuing operations	$53,729	$(6,904)	$60,633	(878.2)%
Adjusted operating income(1)	$55,286	$13,992	$41,294	295.1%

	Years Ended December 31
($ in thousands)	2018	2017
Adjusted operating return on equity(1)	14.4%	3.7%
Return on equity	14.0%	(1.8)%

Loss and LAE ratio:	59.5%	64.6%
Loss and LAE ratio – excluding catastrophe	59.0%	63.1%
Loss and LAE ratio – catastrophe	0.5%	1.5%
Expense ratio	37.2%	35.1%
Combined ratio	96.7%	99.7%

Adjusted loss and LAE ratio(2)	59.6%	63.9%
Adjusted loss and LAE ratio – excluding catastrophe	59.1%	62.6%
Adjusted loss and LAE ratio – catastrophe	0.5%	1.3%
Adjusted expense ratio(2)	37.0%	34.9%
Adjusted combined ratio(2)	96.6%	98.8%

(1)

Underwriting income, adjusted operating income and adjusted operating return on equity are non-GAAP financial measures. See “— Reconciliation of Non-GAAP Financial Measures” for reconciliations of net income in accordance with GAAP to underwriting income and adjusted operating income.

(2)

Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. For additional detail on the impact of the WAQS on our results of operations see “— Factors Affecting Our Results of Operations — The WAQS.”

Net Income (Loss)

Net income was $53.7 million for the year ended December 31, 2018 compared to a net loss of $6.9 million for the year ended December 31, 2017, an increase of $60.6 million, or 878.2%. The increase in net income primarily resulted from an increase in underwriting income of $22.2 million, a $19.8 million increase in net investment income, and a decrease in income tax expense of $24.8 million.

Premiums

GWP were $895.1 million for the year ended December 31, 2018 compared to $836.3 million for the year ended December 31, 2017, an increase of $58.8 million, or 7.0%.

The following table presents the GWP by customer segment for the years ended December 31, 2018 and 2017:

($ in millions)	Years Ended December 31
Customer Segment	2018	2017	% Change
Construction	$101.9	$73.4	38.8%
Consumer Services	107.1	94.4	13.5
Marine and Energy	83.0	79.2	4.8
Media and Entertainment	119.9	114.4	4.8
Professional Services	110.5	112.6	(1.9)
Real Estate	132.7	132.0	0.5
Sports	23.6	22.2	6.3
Transportation	92.2	85.1	8.3
Customer segments subtotal	770.9	713.3	8.1
Other	124.2	123.0	1.0
Total	$895.1	$836.3	7.0%

Premium growth in 2018 was primarily driven by the expansion of our business within the existing niches, including expanded product offerings. Excluding the decline of GWP within “Other,” premiums for the year ended December 31, 2018 increased 8.1% compared to the year ended December 31, 2017.

The changes in GWP were most notable in the following customer segments and niches:

•

Construction GWP increased by 38.8% to $101.9 million for the year ended December 31, 2018 compared to $73.4 million for the year ended December 31, 2017. The majority of premium growth is due to increases in the Luxury Home Builders and Scaffolding niches. Luxury Home Builders premium growth was primarily driven by an increase in new business of $3.8 million and an increase in renewal premium retention of $4.0 million when compared to 2017. Scaffolding premium growth was primarily driven by an increase in renewal premium retention of $9.9 million when compared to 2017.

•

Consumer Services GWP increased by 13.5% to $107.1 million for the year ended December 31, 2018 compared to $94.4 million for the year ended December 31, 2017. The premium growth is due to an increase in the Auto Dealers niche partially offset by smaller declines in premium within the Restaurants, Bars & Taverns, Social Services and Professional Employer Organizations niches. Auto Dealers was a new niche in 2017 which increased $23.2 million during 2018, primarily related to new business. The decline in Restaurants, Bars and Taverns of $4.9 million was driven by the strategic decision to shift distribution to ProSight Specialty Insurance Brokerage in an effort to reduce acquisition costs and leverage affinity and association distribution relationships. In the Social Services and Professional Employer Organization niches, premiums declined by $4.7 million and $1.9 million during 2018 when compared to 2017, respectively. New business growth and renewal premium retention were limited by unfavorable pricing conditions in primary workers’  compensation.

•

Transportation GWP increased by 8.3% to $92.2 million for the year ended December 31, 2018 compared to $85.1 million for the year ended December 31, 2017. The majority of premium growth is due to increases in renewal premium retention within the School Bus niche and rate increases across all niches within the Transportation customer segment. The School Bus niche increased renewal premium retention by $6.8 million in 2018, when compared to 2017.

Net written premiums increased by $289.8 million, or 51.7%, to $850.1 million for the year ended December 31, 2018 from $560.3 million for the year ended December 31, 2017. The increase in net written premiums was directly related to a reduction in ceded written premiums of $231.0 million, a decrease of 83.7% from the year ended December 31, 2017, due to the termination of the WAQS. Excluding the effects of the WAQS, net written premiums for the year ended December 31, 2018 were $791.2 million, an increase of 9.7%, from the year ended December 31, 2017. Our net retention ratio excluding the WAQS was 88.4% and 86.2% for the years ended December 31, 2018 and 2017, respectively.

Net earned premiums increased by $121.0 million, or 19.8%, to $730.8 million for the year ended December 31, 2018 from $609.8 million for the year ended December 31, 2017.  The increase in net earned premiums was directly related to the growth in written premiums and a reduction in ceded earned premiums due to the impact of the WAQS of $72.8 million, a decrease of 83.3% from the year ended December 31, 2017. Excluding the effects of the WAQS, net earned premiums for the year ended December 31, 2018 were $745.3 million, an increase of 6.9% from the year ended December 31, 2017.

Loss and LAE ratio

Our loss and LAE ratio was 59.5% for the year ended December 31, 2018 compared to 64.6% for the year ended December 31, 2017. The improvement is due to a change in prior period development. For the year ended December 31, 2018, we incurred favorable prior period development of $5.0 million as compared to unfavorable development of $20.3 million for the year ended December 31, 2017.

Included within our 59.5% loss and LAE ratio for the year ended December 31, 2018 is 0.5% of catastrophe losses primarily from the California wildfires. This is a decrease of 1.0% of losses for the year ended December 31, 2018, from 1.5% for the year ended December 31, 2017.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the years ended December 31, 2018 and 2017:

	Years Ended December 31
	2018		2017
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Loss and LAE:
Current accident year – excluding catastrophe	$436,287	59.7%	$364,557	59.8%
Current accident year – catastrophe losses	3,560	0.5	8,865	1.5
Effect of prior year development	(5,017)	(0.7)	20,319	3.3
Total	$434,830	59.5%	$393,741	64.6%

	Years Ended December 31
	2018		2017
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Adjusted loss and LAE:
Current accident year – excluding catastrophe	$445,801	59.8%	$416,454	59.7%
Current accident year – catastrophe losses	3,560	0.5	8,865	1.3
Effect of prior year development	(5,017)	(0.7)	20,319	2.9
Total	$444,344	59.6%	$445,638	63.9%

The following table presents the loss and LAE ratio before and after the effects of reinsurance, for the years ended December 31, 2018 and 2017:

	Years Ended December 31
	2018	2017	% Change
Loss and LAE Ratio:
Gross Loss and ALAE	53.6%	59.4%	(5.8)%
ULAE	2.9	2.5	0.4
Gross loss and LAE ratio	56.5	61.9	(5.4)
Effect of ceded reinsurance	3.0	2.7	0.3
Loss and LAE ratio	59.5	64.6	(5.1)
Effect of WAQS	0.1	(0.7)	(0.8)
Adjusted loss and LAE ratio	59.6%	63.9%	(4.3)%

Expense ratio

Our expense ratio was 37.2% for the year ended December 31, 2018 compared to 35.1% for the year ended December 31, 2017.  This is primarily due to non-recurring expense items including the net benefit of litigation recoveries in 2017 of $4.6 million and cost of additional short-term incentive compensation expense of $6.8 million in 2018.

The following table summarizes the components of the expense ratio for the years ended December 31, 2018 and 2017:

	Years Ended December 31
	2018		2017
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$175,384	23.6%	$155,583	22.3%
Underwriting and insurance expenses	100,118	13.4	87,821	12.6
Underwriting, acquisition, and insurance expenses(1)	275,502	37.0	243,404	34.9
Effect of WAQS	(3,955)	0.2	(29,560)	0.2
Total underwriting, acquisition and insurance expenses	$271,547	37.2%	$213,844	35.1%

(1)	Underwriting, acquisition and insurance expenses is calculated based on the net earned premiums excluding the effects of the WAQS for the years ended December 31, 2018 and 2017.

Underwriting income

Underwriting income was $24.4 million for the year ended December 31, 2018 compared to an underwriting loss of $2.2 million for the year ended December 31, 2017, an increase of $22.2 million, or 1,009.0%.  Excluding the WAQS, underwriting income was $25.5 million for the year ended December 31, 2018, compared to underwriting income of $8.1 million for the year ended December 31, 2017.

Combined ratio

Our combined ratio was 96.7% for the year ended December 31, 2018 compared to 99.7% for the year ended December 31, 2017. Our adjusted combined ratio was 96.6% for the year ended December 31, 2018 compared to 98.8% for the year ended December 31, 2017.

Investing results

Our net investment income increased by 54.6% to $56.0 million for the year ended December 31, 2018 from $36.2 million for the year ended December 31, 2017. In connection with our divestment of the U.K. business, we repositioned the portfolio to align the assets returned from the U.K. with our U.S. investment strategy and generate an increased yield. We also identified certain alternative investment opportunities which further diversified our portfolio and enhanced yield. Gross investment yield increased by 0.9 percentage points, to 3.4% as of December 31, 2018 compared to 2.5% as of December 31, 2017. Gross investment income increased by $20.0 million to $58.1 million for the year ended December 31, 2018 compared to $38.1 million for the year ended December 31, 2017.

Realized investment (losses) gains, net decreased by $5.8 million or 137.0% due to non-recurring realized gains on the sale of certain securities as part of the repositioning of the investment portfolio in 2017 and $1.5 million of other-than- temporary impairments for the year ended December 31, 2018.

The following table summarizes the components of net investment income and realized investment (losses) gains, net for the years ended December 31, 2018 and 2017:

	Years Ended December 31
($ in thousands)	2018	2017	$ Change
Interest from securities	$55,765	$33,467	$22,298
Other investments	2,371	4,609	(2,238)
Gross investment income	58,136	38,076	20,060
Investment expenses	(2,165)	(1,880)	(285)
Net investment income	55,971	36,196	19,775
Realized investment (losses) gains, net	(1,557)	4,204	(5,761)
Total	$54,414	$40,400	$14,014
Average cash and invested assets	$1,731,460	$1,519,107	$212,353

The weighted average duration of our fixed income portfolio, including cash equivalents, was 2.9 years at December 31, 2018 and 3.9 years at December 31, 2017.

Interest and other expenses, net

Our interest and other expenses, net increased by $0.4 million to $11.7 million for the year ended December 31, 2018 compared to $11.3 million for the year ended December 31, 2017.

Income tax expense

Our effective tax rate for the year ended December 31, 2018 was 20.0% compared to 122.0% for the year ended December 31, 2017.  On December 22, 2017, the TCJA was signed into law, which reduced the Company’s statutory corporate tax rate from 35% to 21% beginning with the 2018 tax year. The Company revalued its 2017 deferred tax assets and liabilities in response to this reduction which resulted in a $25.1 million charge to income in 2017.

Our income tax expense was $13.4 million and $38.2 million for the years ended December 31, 2018 and 2017.

Adjusted operating income

Adjusted operating income was $55.3 million for the year ended December 31, 2018, an increase of $41.3 million, or 295.1% from the adjusted operating income of $14.0 million for the year ended December 31, 2017.

Adjusted operating return on equity

Our adjusted operating return on equity was 14.4% for the year ended December 31, 2018, an increase of 10.7 percentage points from 3.7% for the year ended December 31, 2017.

Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with our operations primarily conducted by our wholly-owned insurance subsidiaries, New York Marine and Gotham, which are domiciled in New York, and Southwest Marine, which is domiciled in Arizona. Accordingly, the holding company may receive cash through; (i) loans from banks; (ii) draws on a revolving loan agreement; (iii) issuance of equity and debt securities; (iv) corporate service fees from our operating subsidiaries; (v) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions; and (vi) subject to certain limitations discussed below, dividends from our insurance subsidiaries. We also may use the proceeds from these sources to contribute funds to the insurance subsidiaries in order to support premium growth, reduce our reliance on reinsurance, pay dividends and taxes and for other business purposes.

We receive corporate service fees from the operating subsidiaries to reimburse us for most of the operating expenses that we incur. These reimbursements are based on the actual costs that we expect to incur, with no mark-up above our expected costs.

We file a consolidated U.S. federal income tax return with our subsidiaries, and under our corporate tax allocation agreement, each participant is charged or refunded taxes according to the amount that the participant would have paid or received had it filed on a separate return basis with the Internal Revenue Service (“IRS”).

State insurance laws restrict the ability of the insurance subsidiaries to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. No insurance subsidiary may declare or distribute any dividend to stockholders which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of ten percent of its surplus to policyholders or 100 percent of adjusted net investment income. The maximum amount of dividends the insurance subsidiaries can pay us during 2020 without regulatory approval is $54.7 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by the insurance subsidiaries may adopt statutory provisions more restrictive than those currently in effect. The insurance subsidiaries did not pay any dividends to us during 2019, 2018 or 2017.

Management believes that the Company has sufficient liquidity available to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

Cash Flows

Our most significant source of cash is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period and net of the related commission amount for the policies. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that generally earn interest and dividends. We also use cash to pay for operating expenses such as salaries, rent and taxes and capital expenditures such as technology systems. As described under “— Reinsurance” below, we use reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.

Our total assets and liabilities increased in the years ended December 31, 2019, 2018 and 2017, reflecting the underlying increase in premiums and related loss reserves and unearned premiums. The casualty-focused nature of our products, and limited property exposures, enabled significant operating cash flow generation. The timing of our cash flows from operating activities can vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, and as a result their timing can influence cash flows from operating activities in any given period. Management believes that cash receipts from premiums, proceeds from investment sales and investment income are sufficient to cover cash outflows in the foreseeable future.

Our cash flows for the years ended December 31, 2019, 2018 and 2017 were:

	Years Ended December 31
	2019	2018	2017
($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$253,296	$231,692	$73,870
Investing activities	(288,616)	(297,952)	(160,473)
Financing activities	32,138	18,000	50,000
Change in cash and cash equivalents	$(3,182)	$(48,260)	$(36,603)

The increase in cash provided by operating activities in 2019, 2018 and 2017 was due primarily to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past three years were used primarily to fund investing activities.

For the year ended December 31, 2019, net cash used in investing activities was $288.6 million, a decrease of $9.3 million from 2018, and primarily reflected purchases of fixed income securities.

For the year ended December 31, 2019, net cash provided by financing activities was $32.1 million, primarily reflecting net proceeds from the IPO and payment of $18.0 million on our credit facility. A significant portion of the funds received from the IPO were ultimately contributed to our insurance subsidiary, New York Marine, and additional amounts were used to repay outstanding debt under the revolving facility.

Revolving Loan Agreement

On January 29, 2018, ProSight entered into a revolving loan agreement with certain lenders and Citizens Bank, N.A., as agent, providing for a revolving loan facility of up to $25.0 million. On March 15, 2019, the Company entered into an amended and restated revolving loan agreement, which increased the facility to $50.0 million (as amended, the “revolving facility”). The maturity date of the revolving facility is the earlier of (i) March 15, 2022, or (ii) 91 days before the maturity of the senior notes due November 2020 or, if such senior notes are amended or replaced, 91 days before the maturity of such amendment or replacement.

Borrowings under the revolving facility accrue interest, at our option, at a rate equal to either; (a) a base rate determined by reference to the highest of; (i) the administrative agent’s prime lending rate; (ii) the federal funds effective rate plus 0.50%; and (iii) the LIBOR rate for a one-month interest period plus 1.00%, in each case plus 2.00% or (b) the LIBOR rate for the interest period relevant to such borrowing plus the applicable margin. The applicable margins range from 1.75% to 3.00% based on our financial strength ratings and credit ratings. In addition, the revolving facility provides for a fee ranging from 0.20% to 0.75%, also based on our financial strength ratings and credit ratings, on the amount of undrawn commitments thereunder.

The revolving facility provides for mandatory prepayment of outstanding loans upon the occurrence of certain change of control events that result in a downgrade of the ratings assigned to the notes described below. The revolving facility also permits us, at any time or from time to time, to voluntarily prepay loans. The revolving facility includes certain covenants, including restrictions on the disposition of assets, restrictions on the incurrence of liens and indebtedness, restrictions on making restricted payments and requirements to maintain specified liquidity levels.

On August 8, 2019, the Company used IPO proceeds to repay $18.0 million in complete satisfaction of the outstanding debt under the revolving facility. As of December 31, 2019, there were no amounts outstanding and the revolving facility had a borrowing capacity of $50.0 million.

Senior Debt

In November 2013, ProSight issued $140.0 million of 7.5% Senior Unsecured Notes due November 2020 and in January 2015, issued an additional $25.0 million of 6.5% Senior Notes due November 2020. The notes provide for semi-annual interest payments and mature on November 26, 2020. We may prepay the notes in whole or in part (provided that at least 10% of the outstanding amount of the applicable series of notes is so prepaid), at any time or from time to time, at 100% of the principal amount of the notes prepaid plus a make-whole amount, as set forth in the documents governing the notes (the “Note Purchase Agreements”), plus accrued and unpaid interest on the principal amount of the notes being prepaid to, but excluding, the prepayment date. The Note Purchase Agreements require us, upon the occurrence of certain change of control events that result in a downgrade of the ratings assigned to the notes, to offer to each holder to prepay such holder’s notes at a price equal to 100% of the principal amount thereof plus any accrued interest. The Note Purchase Agreements also include certain covenants that restrict our ability to incur indebtedness, make restricted payments, incur liens, and require that we maintain specified liquidity levels.

Interest payments of $12.1 million per annum were made in each of the years ended December 31, 2019, 2018 and 2017.

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

The following is a summary of our significant excess of loss reinsurance programs as of December 31, 2019:

Line of Business Covered	Summary Reinsurance Coverage
Property - per risk	$37.0 million excess of $3.0 million
Property - catastrophe	$195.0 million excess of $5.0 million
Casualty	55% Quota Share up to $5.0 million, $5.0 million excess of $5.0 million
Primary Workers' Compensation	$37.0 million excess of $3.0 million
Excess Workers' Compensation	$95.0 million excess of $5.0 million
Marine	$42.5 million excess of $2.5 million

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

For the years ended December 31, 2019, 2018 and 2017, property insurance represented 13.0%, 12.2% and 10.8%, respectively, of our GWP. When we write property insurance, we buy reinsurance to significantly mitigate our risk. We use third-party computer models to analyze the risk of severe losses from weather-related events, earthquakes and terrorist attacks. We measure exposure to such catastrophe losses and LAE in terms of Probable Maximum Loss (“PML”), which is an estimate of the level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 15, 2019, we purchased catastrophe reinsurance coverage of $195.0 million per event in excess of our $5.0 million per event retention, which was an increase of $90.0 million of catastrophe reinsurance coverage per event from the coverage we purchased in 2018.

We purchased adverse development reinsurance contracts (together, the “ADC”) in 2018, 2017 and 2016 that limit the amount of future development on primary and excess workers’ compensation reserves reported for accident years 2017 and prior. The expected cost of the ADC contract is fully expensed at the inception of the contract. As of December 31, 2018, there have been no losses ceded to the ADC.

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At December 31, 2019, 2018 and 2017, the allowance for uncollectible reinsurance was $10.9 million, $10.0 million, and $7.0 million, respectively. As of December 31, 2019,  84.8% of our reinsurance recoverables were with reinsurers with A.M. Best financial strength ratings of  “A-” (Excellent) or better. The remaining 15.2%, or $29.5 million, of our reinsurance recoverables were with non-rated reinsurers, including $26.7 million from a fronting reinsurance arrangement with an authorized self-insurer from our Excess Workers’ Compensation niche, the Alabama Truckers Association, and fully collateralized through funds held and letters of credit. At December 31, 2019, 2018 and 2017, the net reinsurance receivable (defined as the sum of paid and unpaid reinsurance recoverables and ceded unearned premiums, less reinsurance payables) from our top three reinsurers represented 46.5%,  46.7% and 55.7%, respectively, of the total balance.

Ratings

ProSight and its insurance subsidiaries have a financial strength rating of “A-” (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” (In Liquidation). The “A-” (Excellent) rating is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and is not an evaluation directed at investors. See also Item 1A. “Risk

Factors — Risks Related to Our Business” on this Annual Report on Form 10-K. A decline in our financial strength rating may adversely affect the amount of business we write.

The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance subsidiaries to attract and retain our distribution partners and on the risk profiles of the submissions for insurance that the insurance subsidiaries receive. The “A-” (Excellent) rating affirmed by A.M. Best on November 22, 2019, is consistent with our business plan and allows us to actively pursue relationships with the distribution partners identified in our marketing plan.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2019:

	Expected Payments
		One Year to	Three Years to
	Less Than	Less Than	Less Than	More Than
	One Year	Three Years	Five Years	Five Years	Total
($ in thousands)
Gross reserves for losses and LAE	$350,137	$465,961	$257,941	$447,609	$1,521,648
Senior debt and credit agreements(1)	165,000	—	—	—	165,000
Interest on senior debt and credit agreements(2)	11,462	211	—	—	11,673
Operating lease obligations	4,243	5,242	1,170	342	10,997
Total	$530,842	$471,414	$259,111	$447,951	$1,709,318

(1)	Amounts represent the principal balance and are not necessarily the carrying value of the Company’s debt on the balance sheet, which includes unamortized debt issuance costs.
(2)	Amounts represent anticipated cash interest payments and commitment fees related to the Company’s senior debt and credit agreements.

Reserves for losses and LAE represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. Estimating reserves for losses and LAE is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period will be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and LAE are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and LAE totaled $197.4 million, $197.7 million and $218.4 million at December 31, 2019, 2018 and 2017, respectively. These recoverable balances include $33.1 million and $43.7 million related to the WAQS at December 31, 2019 and 2018, respectively.

Financial Condition

Stockholders’ equity

At December 31, 2019, total stockholders’ equity was $543.0 million and tangible stockholders’ equity was $513.8 million compared to total stockholders’ equity of $389.8 million and tangible stockholders’ equity of $360.6 million at December 31, 2018. The increase in both total and tangible stockholders’ equity was primarily due to net income of $38.9 million, net increase in accumulated other comprehensive income of $59.8 million, and proceeds from common stock sold in the initial public offering of $50.8 million for the year ended December 31, 2019.

At December 31, 2018, total stockholders’ equity was $389.8 million and tangible stockholders’ equity was $360.6 million compared to total stockholders’ equity of $376.0 million and tangible stockholders’ equity of $346.7 million at December 31, 2017. The increase in both total and tangible stockholders’ equity was primarily due to net income of $54.5 million and partially offset by the increase in unrealized losses of $42.7 million related to available-for-sale securities, net of taxes for the year ended December 31, 2018.

Tangible stockholders’ equity is a non-GAAP financial measure. We define tangible stockholders’ equity as stockholders’ equity less goodwill and net intangible assets. Our definition of tangible stockholders’ equity may not be comparable to that of other companies, and it should not be viewed as a substitute for stockholders’ equity calculated in accordance with GAAP. We use tangible stockholders’ equity internally to evaluate the strength of our balance sheet and to compare returns relative to this measure.

Stockholders’ equity at December 31, 2019, 2018 and 2017, reconciles to tangible stockholders’ equity as follows:

	December 31
	2019	2018	2017
($ in thousands)
Stockholders’ equity	$543,031	$389,830	$375,983
Less: intangible assets	29,189	29,219	29,249
Tangible stockholders’ equity	$513,842	$360,611	$346,734
Book value per share	$12.61	$10.03	$9.71
Tangible book value per share	$11.93	$9.28	$8.95

Equity-based compensation

2019 Equity Incentive Plan

In connection with, and prior to the completion of the IPO, the Company’s Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) was terminated. Immediately prior to the merger, P Shares granted under the 2010 Plan prior to the IPO, were cancelled, and all outstanding RSUs granted under the 2010 Plan were converted into RSUs based on the shares of common stock of the Company.

On July 24, 2019, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, performance-based shares and other cash‑based or share‑based awards.

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

A total of 4,500,000 shares of common stock are initially authorized and reserved for issuance under the 2019 Plan, including shares underlying RSUs granted under the 2010 Plan.

The following is a summary of the post-offering compensation included in the 2019 Plan, including the number of common stock shares granted to each award mentioned below:

(i)

181,118 annual long-term incentive awards in respect of 2019, 90,559 of which are time-vesting RSUs and 90,559 of which are performance-vesting RSUs, were granted to management on July 25, 2019 in connection with the IPO. Time-vesting RSUs are subject to vesting as follows: one-third annual installments on each anniversary of grant date, subject to continued service. Performance-vesting RSUs are subject to vesting as follows: cliff vesting on the third anniversary of the grant date to the extent performance metrics are met, subject to continued service. The fair value of such awards is $2.5 million at grant date.

(ii)

1,267,912 supplemental RSU awards, 100% of which are time-vesting RSUs, was granted to management on July 25, 2019 in connection with the IPO and subject to vesting as follows: 25% vested at grant date, 25% will vest on the second anniversary of the grant date, subject to continued service and 50% will vest on the third anniversary of the grant date, subject to continued service. The fair value of the supplemental RSUs is $17.8 million.

(iii)	250,000 founders grant awards in the form of time-vesting RSUs with a fair value of $3.5 million at grant date, July 25, 2019. These awards will cliff vest on the third anniversary of the grant date.
(iv)

33,839 non-employee director RSU awards, 26,399 of which were granted on July 25, 2019 and 7,440 of which were granted on November 15, 2019, with a fair value of $0.5 million at grant date. These awards are fully vested on grant date.

(v)	668,170 RSUs initially granted under the 2010 Plan that were converted into RSUs based on shares of the Company’s common stock upon the consummation of the merger.

Stock-based compensation expense was $8.6 million, $0.9 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The tax benefit recognized for the same was $1.8 million, $0.2 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Vested RSUs awaiting conversion into common stock were 906,182 for the year ended December 31, 2019, 548,292 for the year ended December 31, 2018  and 517,446 for the year ended December 31, 2017, respectively.

The Company began recognizing stock-based compensation expense relating to its 2019 Plan upon its inception and initial stock grants in July 2019. All stock-based compensation expense recognized during the year ended December 31, 2019 relates to the 2019 Plan except $0.1 million of expense relating to the 2010 Plan.

The following table summarizes RSU transactions for the 2019 Plan for the years ended December 31, 2019 and 2018:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Unvested at December 31, 2017	180,647	$11.25
Granted in 2018	13,992	18.67
Vested in 2018	(136,855)	11.30
Forfeited in 2018	(2,520)	11.09
Unvested at December 31, 2018	55,264	11.09
Granted in 2019	1,732,869	14.00
Vested in 2019	(406,081)	13.61
Forfeited in 2019	(92,656)	14.00
Unvested at December 31, 2019	1,289,396	$14.00

As of December 31, 2019, The Company had approximately $14.5 million of total unrecognized stock-based compensation expense related to the RSUs expected to be recognized over a weighted-average period of 2.4 years.

2019 Employee Stock Purchase Plan

On July 24, 2019, the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO.  A total of 1,000,000 shares of the Company’s common stock are reserved and available for sale under the 2019 ESPP.

The compensation committee of the Board of Directors administers the 2019 ESPP and have full authority to interpret the terms of the 2019 ESPP.

There was no expense recognized related to the 2019 ESPP for the year ended December 31, 2019.

Dividend declarations

We did not declare any dividends in the years ended December 31, 2019, 2018 and 2017.

Investment portfolio

Our cash and invested assets consist of debt securities, cash and cash equivalents, short-term investments and alternative investments.

At December 31, 2019, the majority of the portfolio, or $2.0 billion, was comprised of securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investments were $216.2 million of alternative investments carried at fair value. Our securities, including cash equivalents, had a weighted average duration of 3.4 years and an average rating of “A” at December 31, 2019.

At December 31, 2019 and 2018, the amortized cost and fair value on fixed-maturity securities were as follows:

	December 31, 2019			December 31, 2018
		Estimated	% of Total		Estimated	% of Total
	Amortized Cost	Fair Value	Fair Value	Amortized Cost	Fair Value	Fair Value
($ in thousands)
Fixed rate securities	$1,137,121	$1,166,800	53.2%	$1,045,990	$1,010,781	55.2%
Floating rate securities	711,843	724,348	33.1	554,626	556,104	30.4
Alternatives available-for-sale	150,439	149,534	6.8	129,139	126,497	6.9
Total bonds	1,999,403	2,040,682	93.1%	1,729,755	1,693,382	92.5%
Other investments:
Commercial levered loans	14,069	13,950	0.6%	16,915	15,858	1.0%
Limited partnerships	66,660	66,660	3.0	53,432	53,432	2.9
Short-term investments	43,873	43,873	2.0	36,661	36,661	2.0
Cash and cash equivalents	27,497	27,497	1.3	29,900	29,900	1.6
Total other investments	152,099	151,980	6.9%	136,908	135,851	7.5%
Total investments	$2,151,502	$2,192,662	100.0%	$1,866,663	$1,829,233	100.0%

The table below presents the credit quality of total bonds at December 31, 2019 and 2018, as rated by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) or Equivalent Designation:

	December 31, 2019		December 31, 2018
	Estimated	% of Total	Estimated	% of Total
Standard & Poor’s or Equivalent Designation	Fair Value	Fair Value	Fair Value	Fair Value
($ in thousands)
AAA	$219,696	10.8%	$172,575	10.2%
AA	356,924	17.5	295,704	17.4
A	719,394	35.2	570,846	33.7
BBB	563,680	27.6	493,900	29.2
Below BBB/Not rated	180,988	8.9	160,357	9.5
Total	$2,040,682	100.0%	$1,693,382	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities presented by contractual maturity as of December 31, 2019 and 2018, were as follows:

	December 31, 2019			December 31, 2018
	Amortized	Estimated	% of Total	Amortized	Estimated	% of Total
	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value
($ in thousands)
Due in one year or less	$99,035	$99,326	4.9%	$82,048	$81,553	4.8%
Due after one year through five years	679,649	692,219	33.9	613,707	602,223	35.6
Due after five years through ten years	507,803	523,276	25.6	552,061	529,257	31.2
Due after ten years	157,628	160,322	7.9	81,993	75,810	4.5
Asset-backed securities	73,068	73,582	3.6	82,603	83,581	4.9
Collateralized loan obligations	181,704	179,549	8.8	161,421	156,913	9.3
Commercial mortgage backed securities	95,810	97,526	4.8	55,980	53,843	3.2
Residential mortgage backed securities– non-agency	62,343	71,610	3.5	68,594	79,551	4.7
Residential mortgage backed securities – agency	142,363	143,272	7.0	31,348	30,651	1.8
Total fixed maturities	$1,999,403	$2,040,682	100.0%	$1,729,755	$1,693,382	100.0%

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

The fair value of our restricted assets was $577.9 million at December 31, 2019. This includes $127.2 million of funds in trust for the mutual benefit of our insurance companies due to participation in our intercompany policy agreement. Restricted investments increased 5.6%, or $30.8 million, when compared to December 31, 2018 primarily due to state deposits and market appreciation from fixed income securities.

Off-balance sheet arrangements

We do not have any material off-balance sheet arrangements as of December 31, 2019.

As part of the 2017 sale transaction to divest our U.K. business, we entered into Aggregate Stop-Loss and 100% Quota Share reinsurance agreements as reinsurer, with Lloyd’s Syndicate 1110 as our reinsured and committed to fund Lloyd’s Syndicate 1110’s “Funds at Lloyd’s” requirements until June 30, 2020, though such Funds at Lloyd’s obligations would effectively terminate when the 2017 Year of Account completes a “Reinsurance to Close” transaction, which is expected by March 2020. We entered into a Letter of Credit facility arranged to fulfill a portion of these requirements. The facility has a principal amount of $23.2 million and contains certain covenants that require us, among other items, to maintain a minimum net worth, to remain within maximum leverage ratios, meet a minimum risk-based capital ratio and maintain specified liquidity levels.

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

Net income from continuing operations for the years ended December 31, 2019, 2018 and 2017, reconciles to underwriting income as follows:

	Years Ended December 31
($ in thousands)	2019	2018	2017
Net income (loss) from continuing operations	$45,494	$53,729	$(6,904)
Income tax expense	12,137	13,389	38,233
Income from continuing operations before taxes	57,631	67,118	31,329
Net investment income	(68,897)	(55,971)	(36,196)
Realized investment gains (losses), net	770	(1,557)	4,204
Interest and other expense, net	28,408	11,704	11,272
Underwriting income	$16,372	$24,409	$2,201

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

Adjusted operating income for the years ended December 31, 2019, 2018 and 2017, reconciles to net income from continuing operations as follows:

	Years Ended December 31
($ in thousands)	2019	2018	2017
Net income (loss) from continuing operations	$45,494	$53,729	$(6,904)
Income tax expense	12,137	13,389	38,233
Income from continuing operations before taxes	57,631	67,118	31,329
Other expense	16,151	—	—
Realized investment (gains) losses, net	(770)	1,557	(4,204)
Adjusted operating income before taxes	73,012	68,675	27,125
Less: income tax expense on adjusted operating income	15,376	13,389	13,133
Adjusted operating income	$57,636	$55,286	$13,992

Critical Accounting Estimates

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our accounting policies, see Note 2. Summary of Significant Accounting Policies in Item 8. Financial Statement and Supplementary Data on this Annual Report on Form 10-K.

Reserves for unpaid losses and LAE

The reserves for unpaid losses and LAE are the largest and most complex estimate in our consolidated balance sheets. The reserves for unpaid losses and LAE represent our estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust these losses that have occurred as of or before the balance sheet date. The loss reserves are not discounted, with the exception of certain workers’ compensation claims loss reserves. The amounts of discount related to workers’ compensation reserves were $47.4 million, $37.0 million and $34.2 million at December 31, 2019, 2018 and 2017, respectively.

Those estimates are based on our historical information blended with industry and peer group information and our estimates of future trends in variable factors such as loss severity, loss frequency and other factors such as inflation. We review our estimates quarterly and adjust them as necessary as experience develops or as new information becomes known to us. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and LAE may vary significantly from the estimate included in our consolidated financial statements.

We categorize our reserves for unpaid losses and LAE into two types: case reserves and incurred but not reported (“IBNR”). Our gross reserves for losses and LAE at December 31, 2019 were $1.5 billion, and of this amount, 70.6% related to IBNR. Our net reserves for losses and LAE at December 31, 2019 were $1.3 billion, and of this amount, 69.4% related to IBNR.

Our gross reserves for losses and LAE at December 31, 2018 were $1.4 billion, and of this amount, 69.8% related to IBNR. Our net reserves for losses and LAE at December 31, 2018 were $1.2 billion, and of this amount, 67.8% related to IBNR.

Our gross reserves for losses and LAE at December 31, 2017 were $1.3 billion, and of this amount, 65.5% related to IBNR. Our net reserves for losses and LAE at December 31, 2017 were $1.1 billion, and of this amount, 63.6% related to IBNR.

The following tables present our gross and net reserves for unpaid losses and LAE at December 31, 2019, 2018, and 2017:

	December 31, 2019
	Gross	% of Total	Net	% of Total
($ in thousands)
Case reserves	$447,736	29.4%	$406,375	30.6%
IBNR	1,073,912	70.6	921,321	69.4
Total	$1,521,648	100.0%	$1,327,696	100.0%

	December 31, 2018
	Gross	% of Total	Net	% of Total
($ in thousands)
Case reserves	$422,231	30.2%	$390,025	32.2%
IBNR	974,581	69.8	821,492	67.8
Total	$1,396,812	100.0%	$1,211,517	100.0%

	December 31, 2017
	Gross	% of Total	Net	% of Total
($ in thousands)
Case reserves	$434,478	34.5%	$384,426	36.4%
IBNR	823,759	65.5	672,655	63.6
Total	$1,258,237	100.0%	$1,057,081	100.0%

Case reserves are established for individual claims that have been reported to us. We are notified of losses by our insureds or their brokers. Based on the information provided, we establish case reserves by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Our claims department personnel use their knowledge of the specific claim along with advice from internal and external experts, including underwriters and legal counsel, to estimate the expected ultimate losses. We utilize the services of two Third Party Administrators (“TPAs”) to assist in the adjustment of workers’ compensation claims and one TPA to assist in the adjustment of builders’ risk claims within the Real Estate customer segment. Our TPAs are not affiliated with our distribution partners. Other than in limited cases, our managing general underwriters (“MGUs”) do not handle claims. Our internal claims managers oversee TPA and MGU claims-related activities and monitor their individual claim handling activities to prescribed ProSight standards.

Our IBNR reserves are developed in accordance with Actuarial Standards of Practice promulgated by the American Academy of Actuaries. Our reserve review utilizes several accepted loss reserving methods to arrive at our best estimate of loss reserves. We give consideration to the relative strengths and weaknesses of each of the methods in deriving our actuarial best estimate of the liabilities. Where we have limited years of loss experience compared to the period over which we expect losses to be reported, we use industry and/or peer-group data in addition to our own data as a basis for selecting the parameters underlying our reserving methods. We monitor loss emergence monthly. We carefully consider other internal or external factors such as underwriting, claims handling, economic, or environmental changes that could adversely affect the accuracy of the assumptions underlying our standard actuarial methods and when necessary we will adjust these assumptions, methods, and/or procedures to ensure that they appropriately reflect these changing conditions. The average duration of loss reserves is 5.2 years, as of December 31, 2019.

Our Reserve Committee includes our Chief Actuary, Chief Executive Officer, Chief Financial Officer, Chief Underwriting and Risk Officer, and Chief Claims Officer. The Reserve Committee meets quarterly to review the actuarial reserving recommendations made by the Chief Actuary. In establishing the actuarial recommendation for the reserves for losses and LAE, our actuary’s estimate of the current Initial Expected Loss Ratio (“IELR”) is derived from the pricing IELR at the niche level, policy year, and reserving group. Our reserve estimate is derived from our proprietary reserving model that calculates a point estimate for our ultimate losses. Although we believe that our assumptions and methodology are reasonable, our ultimate payments may vary, potentially materially, from the estimates we have made.

In addition, we retain an independent external actuarial firm to perform an annual loss reserve analysis. The independent actuarial firm is not involved in the establishment and recording of our loss reserve. The independent actuarial firm prepares its own estimate of our reserves for loss and LAE, and we review their estimate to the reserves for losses and LAE reviewed and approved by the Reserve Committee.

The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2019. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. In the selection of the volatility factors, we have considered the potential impact of changes in current loss trends, pricing trends, and other actuarial reserving assumptions. The aggregate development depicted in the sensitivity analysis is consistent with the average development in recent calendar periods and a reasonable depiction of the potential volatility of the reserve estimates for the current calendar period. We believe that potential changes such as these would not have a material impact on our liquidity.

			December 31, 2019		Potential Impact on 2019
		Net Ultimate Loss	Net Ultimate
	Accident	and ALAE	Incurred Losses	Net Loss and	Pre-tax	Stockholders'
Sensitivity	Year	Sensitivity Factor	and ALAE	ALAE Reserve	income	Equity(1)
($ in thousands)
Sample increases	2019	4.0%	$457,973	$391,451	$(18,319)	$(14,472)
	2018	3.0%	406,199	293,310	(12,186)	(9,627)
	2017	2.0%	339,505	175,568	(6,790)	(5,364)
	Prior	1.0%		453,128	(4,531)	(3,580)
Sample decreases	2019	(4.0)%	457,973	$391,451	$18,319	$14,472
	2018	(3.0)%	406,199	293,310	12,186	9,627
	2017	(2.0)%	339,505	175,568	6,790	5,364
	Prior	(1.0)%		453,128	4,531	3,580

(1)	In 2019, the effective rate was consistent with the U.S. corporate income tax rate of 21% and is used to estimate the potential impact to stockholders’ equity.

Reserve development

The amount by which estimated losses differ from those originally reported for a period is known as “development.” Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed.

During the year ended December 31, 2019 our reserve for unpaid losses and loss adjustment expenses for accident years 2018 and prior developed unfavorably by $3.2 million driven primarily by unfavorable development of $16.4 million in Commercial Multiple Peril and $11.3 million in General Liability, partially offset by favorable development of $22.8 million in Workers’ Compensation. The unfavorable development in Commercial Multiple Peril was primarily from the Media and Entertainment customer segment in accident years 2013 through 2016 from a longer development trend than that underlying the historical performance of premises liability. The unfavorable development in General Liability primarily related to 2013 through 2016 accident years due to increased severities in the Real Estate customer segment and run off components within the Other customer segment. The favorable development in Workers Compensation derived from lower than expected claims severity across all customer segments primarily in accident years 2013 through 2015 and accident year 2017. In addition, the Company incurred $14.9 million of loss and loss adjustment expenses related to premium earned during the year ended December 31, 2019, attributable to accident year 2018.

During the year ended December 31, 2018, our reserve for unpaid losses and loss adjustment expenses for accident years 2017 and prior developed favorably by $5.0 million. Favorable development of  $5.0 million for the year ended December 31, 2018, was driven primarily by favorable development of  $14.4 million in Workers’ Compensation, $15.6 million in Commercial Auto and $4.1 million from Marine Liability within the All Other Lines category, partially offset by $16.5 million adverse development in General Liability and $12.2 million adverse development in Commercial Multiple Peril. Lower than expected claim severity was the main driver of the favorable development in Workers’ Compensation of which $6.2 million came from 2014, 2015 and 2016 accident years in primary Workers’ Compensation and $8.2 million came from 2014 and 2015 accident years in excess Workers’ Compensation. Favorable development in Commercial Auto was driven mainly by the 2013, 2015 and 2016 accident years where severity trends of the previous two calendar year periods improved during 2018 across multiple niches. Marine Liability is a low frequency, high severity line of business and as a result, development often varies significantly from the average expectation. The $16.5 million adverse development in General Liability primarily related to 2013, 2014 and 2015 accident years due to increased severities in the Construction customer segment from reduced effectiveness of risk transfer from our general contractor insureds to subcontractors. The $12.2 million in adverse development in Commercial Multiple Peril is primarily from the Media and Entertainment customer segment driven by a longer development trend than that underlying the historic performance of premises liability.

During the year ended December 31, 2017, our reserve for unpaid losses and loss adjustment expenses for accident years 2016 and prior developed adversely by $20.3 million. Adverse development of $20.3 million was driven primarily by unfavorable development of $33.2 million in Commercial Auto which consisted of several niches that are now terminated. Adverse development in Commercial Auto was driven primarily by higher than expected frequency and severity. The Commercial Auto experience were likely a result of industry trends such as an improving economy resulting in more drivers on the roads, the hiring of less experienced drivers, the use of personal technology while in transit and litigation of bodily-injury claims, which resulted in unexpected adverse experience from historical performance patterns. The adverse development was offset by favorable development in Workers’ Compensation of $12.4 million due to lower than expected claim severity for accident years 2016 and prior, including a decline in the frequency of large loss activity.

Investments

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

Level 1 — Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These prices generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available.

Level 2 — Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, nonbinding quotes in markets that are not active for identical or similar assets and other market observable inputs (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.).

Level 3 — Fair value is based on at least one or more significant unobservable inputs that are supported by little or no market activity for the asset. These inputs reflect the Company’s understanding about the assumptions market.

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

Impairment

Management reviews fixed income securities for other-than-temporary impairments (“OTTI”) based upon quantitative and qualitative criteria that include, but are not limited to, downgrades in rating agency levels for securities, the duration and extent of declines in fair value of the security below its cost or amortized cost, interest rate trends, the Company’s intent to sell or hold the security, market conditions, and the regulatory environment for the security’s issuer.

The Company may also consider cash flow models and matrix analyses in connection with its OTTI evaluation. The Company will record credit impairment in the consolidated statements of operations and comprehensive income (loss) when the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. In addition, any portion of such decline to arise from factors other than credit is recorded as a component of other comprehensive income (“OCI”).

Deferred income taxes

We record deferred income taxes as assets or liabilities on our balance sheet to reflect the net tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted tax rates in effect for the years in which such differences are expected to reverse. Our deferred tax assets result from temporary differences primarily attributable to loss reserves, unearned premium reserves and net adjusted operating losses from prior periods. Our deferred tax liabilities result primarily from unrealized gains in the investment portfolio and deferred acquisition costs. We review the need for a valuation allowance related to our deferred tax assets each quarter. We reduce our deferred tax assets by a valuation allowance when we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of whether or not a valuation allowance is needed requires us to use significant judgment. See Note 12 Income Taxes in Item 8. Financial Statements and Supplementary Data on this Annual Report on Form 10-K for further discussion regarding our deferred tax assets and liabilities.

On December 22, 2017, the President of the United States signed into law the TCJA. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from 35% to 21%, effective January 1, 2018. U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The TCJA did not specify the application of certain elements of the legislation and the U.S. Treasury has yet to issue interpretive guidance to specify the loss payment patterns and the corporate bond yield curve under the new law for 2018. The Company has recognized a provisional tax impact of $9.0 million related to the transition adjustment for loss discounting which has been included in its components of deferred tax assets and liabilities as part of its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the U.S. Treasury issues further guidance.

Reinsurance

The Company’s insurance subsidiaries participate in various reinsurance agreements. The Company uses various types of reinsurance, including quota share, excess of loss and facultative agreements, to spread the risk of loss among several reinsurers and to limit its exposure from losses on any one occurrence. Any recoverable due from reinsurers is recorded in the period in which the related gross liability is established. Reinsurance reinstatement premiums are incurred by the Company based upon the provisions of the reinsurance contracts. In the event of a loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties. In such instances, the respective reinstatement premium is expensed immediately. The Company accounts for reinsurance receivables and prepaid reinsurance premiums as assets. The Company maintains an allowance for doubtful accounts, which includes amounts in dispute, amounts due from insolvent or financially impaired companies and other balances deemed uncollectible. Management continually reviews and updates such estimates. Profit commission revenue derived from reinsurance transactions is recognized when such amounts become earned as provided in the treaties with the respective reinsurers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Credit risk

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of debt instruments. Our risk management strategy and investment approach is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2019, our securities portfolio had an average rating of “A” with approximately 63.6% of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment-grade securities and to limit investments in fixed maturities that are unrated or rated below investment-grade. At December 31, 2019, approximately 8.9% of our securities portfolio was unrated or rated below investment-grade. We monitor the financial condition of all of the issuers of securities in our portfolio.

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

Interest rate risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to our investment portfolio is interest rate risk associated with investments in securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our securities decreases. Conversely, as interest rates fall, the fair value of our securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio in directional relation to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed income investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted average duration of the portfolio, including cash equivalents, was 3.4 years as of December 31, 2019.

We had securities that were subject to interest rate risk with a fair value of $2.0 billion at December 31, 2019 and $1.7 billion at December 31, 2018. The table below illustrates the sensitivity of the fair value of our securities to selected hypothetical changes in interest rates as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
			Estimated %			Estimated %
		Estimated	Increase		Estimated	Increase
	Estimated	Change in	(Decrease) in	Estimated	Change in	(Decrease) in
	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
	($ in thousands)
200 basis points increase	$1,908,854	$(131,828)	(6.7)%	$1,600,239	$(93,143)	(5.5)%
100 basis points increase	$1,972,728	$(67,954)	(3.3)%	$1,645,364	$(48,018)	(2.8)%
No change	$2,040,682	—	—	$1,693,382	—	—
100 basis points decrease	$2,112,719	$72,037	3.5%	$1,744,292	$50,910	3.0%
200 basis points decrease	$2,188,836	$148,154	7.3%	$1,798,095	$104,713	6.2%

Changes in interest rates will have an immediate effect on comprehensive income and stockholders’ equity but will not ordinarily have an immediate effect on net income. Actual results may differ from the hypothetical change in market rates assumed in the table above. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

ProSight Global, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProSight Global, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

New York, New York

February 24, 2020

ProSight Global, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
($ in thousands except per share amounts)	2019	2018
Assets
Investments:
Fixed income securities, available-for-sale at fair value (amortized cost $1,999,403 in 2019 and $1,729,755 in 2018)	$2,040,682	$1,693,382
Commercial levered loans at amortized cost (fair value $13,950 in 2019 and $15,858 in 2018)	14,069	16,915
Limited partnerships and limited liability companies at fair value (cost $62,226 in 2019 and $51,903 in 2018)	66,660	53,432
Short-term investments	43,873	36,661
Total investments	2,165,284	1,800,390
Cash and cash equivalents	17,284	22,279
Restricted cash	10,213	7,621
Accrued investment income	13,610	12,279
Premiums and other receivables, net	190,004	200,347
Receivable from reinsurers on paid losses	3,481	12,428
Reinsurance receivables on unpaid losses	193,952	185,295
Deferred policy acquisition costs	98,812	93,613
Prepaid reinsurance premiums	42,861	44,626
Net deferred income taxes	4,803	33,239
Goodwill and net intangible assets	29,189	29,219
Fixed assets and capitalized software, net	37,167	39,001
Funds withheld related to sale of affiliate	19,453	19,397
Other assets	29,537	57,653
Assets of discontinued operations	21,584	19,719
Total assets	$2,877,234	$2,577,106

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$1,521,648	$1,396,812
Reserve for unearned premiums	483,223	435,933
Ceded reinsurance payable	17,768	13,281
Notes payable, net of debt issuance costs	164,693	182,355
Funds held under reinsurance agreements	58,855	63,165
Other liabilities	56,438	73,474
Liabilities of discontinued operations	31,578	22,256
Total liabilities	2,334,203	2,187,276

Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,071,186 and 38,864,289 shares issued, 43,058,266 and 38,851,369 shares outstanding in 2019 and 2018, respectively	431	389
Paid-in capital	661,761	607,260
Accumulated other comprehensive income (loss)	37,453	(22,315)
Retained deficit	(156,414)	(195,304)
Treasury shares - at cost (12,920 shares)	(200)	(200)
Total stockholders' equity	543,031	389,830
Total liabilities and stockholders' equity	$2,877,234	$2,577,106

See accompanying notes to consolidated financial statements.

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31
($ in thousands except per share amounts)	2019	2018	2017

Gross written premiums	$968,011	$895,112	$836,334
Net earned premiums	807,854	730,785	609,786
Net investment income	68,897	55,971	36,196
Realized investment gains (losses), net	770	(1,557)	4,204
Other income	538	673	853
Total revenues	878,059	785,872	651,039

Expenses:
Net losses and loss adjustment expenses incurred	501,025	434,830	393,741
Policy acquisition expenses	184,771	171,429	126,023
General and administrative expenses	105,686	100,118	87,821
Interest expense	12,795	12,377	12,125
Other expense	16,151	—	—
Total expenses	820,428	718,754	619,710
Income from continuing operations before income taxes	57,631	67,118	31,329

Income tax provision:
Current	(185)	(853)	864
Deferred	12,322	14,242	37,369
Total income tax expense	12,137	13,389	38,233
Income (loss) from continuing operations	45,494	53,729	(6,904)

Discontinued operations:
Loss from discontinued operations before income taxes	(8,718)	(560)	(37,768)
Income tax benefit	(2,114)	(1,374)	(679)
(Loss) income from discontinued operations	(6,604)	814	(37,089)

Net income (loss)	$38,890	$54,543	$(43,993)

Earnings per share - basic:
Net income (loss) from continuing operations	$1.11	$1.39	$(0.18)
Net income (loss)	$0.95	$1.41	$(1.17)

Earnings per share - diluted:
Net income (loss) from continuing operations	$1.10	$1.36	$(0.18)
Net income (loss)	$0.94	$1.38	$(1.17)

See accompanying notes to consolidated financial statements.

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31
($ in thousands)	2019	2018	2017
Net income (loss)	$38,890	$54,543	$(43,993)
Other comprehensive income (loss), net of taxes:
Change in unrealized holding gains (losses) on securities, net of deferred tax expense (benefit) of $16,277 in 2019, $(10,842) in 2018 and $1,442 in 2017	61,643	(42,740)	(1,357)
Foreign currency translation adjustment	—	—	6,881
Less reclassification adjustment for gains (losses) included in net income (loss) net of tax expense (benefit) of $162 in 2019, $(429) in 2018 and $1,471 in 2017	1,875	(1,128)	17,292
Other comprehensive income (loss)	59,768	(41,612)	(11,768)
Comprehensive income (loss)	$98,658	$12,931	$(55,761)

See accompanying notes to consolidated financial statements.

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
				Other
	Preferred	Common	Paid-In	Comprehensive	Retained	Treasury
($ in thousands)	Stock	Stock	Capital	Income (Loss)	Deficit	Shares	Total
December 31, 2016	$—	$355	$555,289	$29,482	$(204,271)	$(200)	$380,655
Shares issued		32	—	—	—	—	32
Stock based employee compensation plan	—	—	1,089	—	—	—	1,089
Capital contributions	—	—	49,968	—	—	—	49,968
Net unrealized loss on investment securities, net of deferred tax benefit of $(29)	—	—	—	(18,649)	—	—	(18,649)
Foreign currency translation		—	—	6,881	—	—	6,881
Reclassification of stranded deferred taxes		—	—	1,583	(1,583)	—	—
Net loss	—	—	—	—	(43,993)	—	(43,993)
December 31, 2017	$—	$387	$606,346	$19,297	$(249,847)	$(200)	$375,983
Shares issued	—	2	(2)	—	—	—	—
Stock based employee compensation plan	—	—	916	—	—	—	916
Net unrealized loss on investment securities, net of deferred tax benefit of $(10,413)	—	—	—	(41,612)	—	—	(41,612)
Net income	—	—	—	—	54,543	—	54,543
December 31, 2018	$—	$389	$607,260	$(22,315)	$(195,304)	$(200)	$389,830
Stock based employee compensation plan	—	1	8,578	—	—	—	8,579
Shares cancelled	—	(1)	1	—	—	—	—
Retirement of common stock (tax payments on equity compensation)	—	—	(740)	—	—	—	(740)
Net unrealized gain on investment securities, net of deferred tax expense of $16,115	—	—	—	59,768	—	—	59,768
Equity distribution	—	—	(4,174)	—	—	—	(4,174)
Proceeds from common stock sold in initial public offering, net of offering costs	—	42	50,836	—	—	—	50,878
Net income	—	—	—	—	38,890	—	38,890
December 31, 2019	$—	$431	$661,761	$37,453	$(156,414)	$(200)	$543,031

See accompanying notes to consolidated financial statements.

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
($ in thousands)	2019	2018	2017
Operating activities
Net income (loss) from continuing operations	$45,494	$53,729	$(6,904)
Net (loss) income from discontinued operations	(6,604)	814	(37,089)
Net income (loss)	38,890	54,543	(43,993)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for deferred taxes	12,322	14,242	37,369
Realized investment (gains) losses, net	(770)	1,557	(4,204)
Net limited partnerships gains	(3,101)	(1,081)	(3,240)
Net accretion from bonds and commercial loans	(2,622)	(6,083)	(2,364)
Depreciation and amortization	8,737	7,351	7,615
Stock based compensation	8,578	916	1,089

Changes in:
Premiums and other receivables	10,343	(16,013)	(15,956)
Receivable from reinsurers on paid losses and reinsurance receivable from unpaid losses	290	20,653	(12,849)
Ceded reinsurance payable	4,487	(5,167)	15,632
Accrued investment income	(1,331)	(2,870)	(4,056)
Deferred policy acquisition costs	(5,199)	(32,854)	15,813
Prepaid reinsurance premiums	1,765	78,324	(92,054)
Unpaid losses and loss adjustment expenses	124,836	138,575	91,618
Reserve for unearned premiums	47,290	40,501	40,603
Funds withheld related to sale of affiliate	(56)	7,376	(26,988)
Funds held under reinsurance agreements	(4,310)	(49,095)	91,671
Other assets	23,938	(15,092)	(8,992)
Other liabilities	(17,036)	(2,377)	48,463
Total adjustments	208,161	178,863	179,170
Net cash provided by operating activities - continuing operations	253,655	232,592	172,266
Net cash used in operating activities - discontinued operations	(359)	(900)	(98,396)
Net cash provided by operating activities	253,296	231,692	73,870

Investing activities
Purchases of available-for-sale fixed income securities	(570,726)	(509,970)	(1,236,581)
Sales of available-for-sale fixed income securities	145,053	173,768	719,916
Redemptions of available-for-sale fixed income securities	157,860	81,417	257,102
Purchases of commercial levered loans	—	(7,101)	(3,150)
Redemptions of commercial levered loans	2,815	14,698	8,858
Purchases of limited partnerships	(15,407)	(33,580)	(45,251)
Distributions and redemptions from limited partnerships	5,280	22,832	40,270
Purchases of short-term investments	(358,296)	(172,787)	(180,400)
Sales of short-term investments	351,761	140,623	238,291
Acquisition of fixed assets and capitalized software	(6,535)	(8,489)	(11,884)
Net cash used in investing activities - continuing operations	(288,195)	(298,589)	(212,829)
Net cash (used in) provided by investing activities - discontinued operations	(421)	637	52,356
Net cash used in investing activities	(288,616)	(297,952)	(160,473)

Financing activities
Proceeds from notes payable	—	18,000	—
Repayment of notes payable	(18,000)	—	—
Tax withholding on stock compensation awards	(740)	—	—
Proceeds from shares issued	50,878	—	32
Capital contributions	—	—	49,968
Net cash provided by financing activities	32,138	18,000	50,000
Net change in cash and cash equivalents	(3,182)	(48,260)	(36,603)
Cash, cash equivalents and restricted cash at beginning of year - continuing operations	29,900	77,872	75,211
Cash, cash equivalents and restricted cash at beginning of year - discontinued operations	1,034	1,322	40,586
Less: cash, cash equivalents and restricted cash at end of year - discontinued operations	(255)	(1,034)	(1,322)
Cash, cash equivalents and restricted cash at end of year	$27,497	$29,900	$77,872

See accompanying notes to consolidated financial statements.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Background

ProSight Global, Inc. and its subsidiaries (the “Company”) was founded in 2009 by members of the current management team and secured capital commitments from affiliates of each of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and TPG Global, LLC (“TPG”). The Company established its insurance operating platform and acquired its insurance subsidiaries through the acquisition of NYMAGIC, Inc. in 2010.

The Company was incorporated in Delaware in 2010 and is owned by ProSight Investment LLC (“PI”), ProSight Parallel Investment LLC (“PPI”), and ProSight TPG, LP (“PT”). PI and PPI are wholly-owned by ProSight Equity Management Inc., which is held as an investment within the GS Capital Partners VI funds. PT is held as an investment within TPG Partners VI, LP. The Company is the parent of ProSight Specialty Insurance Group, Inc. (“PSIG”). PSIG conducts its specialty insurance business through three insurance subsidiaries: New York Marine and General Insurance Company (“New York Marine”), Gotham Insurance Company (“Gotham”), and Southwest Marine and General Insurance Company (“Southwest Marine”). On October 1, 2016, ProSight Specialty Insurance Solutions, LLC (“PSIS”) became a direct subsidiary of PSIG. Effective April 19, 2018, PSIS changed its name to ProSight Specialty Insurance Brokerage, LLC (“PSIB”). The Company is also the parent of ProSight Specialty Management Company (“PSMC”), which manages a risk-sharing pool of the Company’s subsidiaries, and ProSight Specialty Bermuda Ltd. (“PSBL”).

The Company focuses on producing insurance business in specialized niche markets with selective distribution networks possessing unique expertise. The Company’s major customer segments are Construction, Consumer Services, Marine and Energy, Media and Entertainment, Professional Services, Real Estate, Sports, and Transportation.

Reorganization

Prior to July 25, 2019, the Company was a wholly-owned subsidiary of ProSight Global Holdings Limited (“PGHL”), a Bermuda holding company. Effective July 25, 2019, prior to the completion of the Company’s initial public offering (“IPO”), PGHL merged with and into the Company, with the Company surviving the merger (the “merger”). The prior holders of PGHL’s equity interests then outstanding received, as merger consideration, the right to receive 6.46 shares of the Company’s common stock for each such outstanding PGHL equity interest. The total merger consideration was 38,851,369 shares of the Company’s common stock, which then comprised 100% of the shares of the Company’s outstanding common stock.

As a result of the merger, the assets and liabilities of the Company include, effective July 25, 2019, the assets and liabilities of PGHL. In addition, on July 24, 2019, in connection with the merger, the Company’s duly adopted amended and restated certificate of incorporation (the “Certificate of Incorporation”) became effective, providing for, among other things, the authorization of 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. The consolidated financial statements, related notes and schedules have been restated for all historical periods prior to and including June 30, 2019, presented to give effect to the merger and related conversion of shares, including reclassifying an amount equal to the change in value of common stock to additional paid-in capital, as well as the effectiveness of the Certificate of Incorporation.

Prior to the merger, PGHL’s subsidiaries ProSight Specialty International Holdings Limited (“PSIH”) and ProSight Specialty European Holdings Limited (“PSEH”) were merged with and into ProSight Global, Inc., effective February 5, 2019.  Additionally, effective February 5, 2019, PSBL became a wholly-owned subsidiary of the Company. Prior to February 5, 2019, PSBL was a wholly-owned subsidiary of PSEH.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Initial Public Offering

On July 29, 2019, the Company completed its IPO with the sale of 7,857,145  shares of the Company’s common stock, including the issuance and sale by the Company of 4,285,715 shares of the Company’s common stock and the sale by PI and PPI (collectively, the “GS Investors”) and PT, TPG PS 1, L.P., TPG PS 2, L.P., TPG PS 3, L.P. and TPG PS 4, L.P. (collectively the “TPG Investors” and together with the GS Investors, the “Principal Stockholders”) of 3,571,430 shares of the Company’s common stock.

Shares of the Company’s common stock were initially offered to the public by the underwriters in the IPO at a per-share price of $14.00. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds to the Company from the IPO were approximately $50.8 million. The Company did not receive any of the proceeds from the sale of the shares of the Company’s common stock sold by the Principal Stockholders in the IPO. Following the IPO, the GS Investors held approximately 40.9% of the Company’s outstanding common stock and the TPG Investors held approximately 39.4% of the Company’s outstanding common stock.

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

2. Summary of Significant Accounting Policies

Basis of Reporting and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Consolidation

Unless otherwise noted, the consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions, and relate to continuing operations. Discontinued operations are reported separately.

Investments

Investment transactions are recorded on their trade date with balances pending settlement included in the consolidated balance sheets as a receivable for investments disposed of or payable for investments securities acquired and reported within other assets or other liabilities respectively.

Realized investment gains and losses are determined on the basis of first-in, first-out.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fixed Income Securities

Fixed income securities may include U.S. treasury securities, government agency securities, municipal debt obligations, residential mortgage backed securities (“RMBS”), commercial mortgage backed securities (“CMBS”), collateralized loan obligations (“CLO”), asset backed securities (“ABS”) and corporate debt securities.

Fixed income securities categorized as available-for-sale (“AFS”) are reported at estimated fair value and include those fixed income investments where the Company’s intent to carry such investments to maturity may be affected in future periods by changes in market interest rates, tax position or credit quality. Unrealized gains and losses, net of related deferred income taxes, on AFS securities are reflected in accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity.

The cost of fixed income securities is adjusted for the amortization of any purchase premiums and the accretion of purchase discounts from the time of purchase of the security to its sale or maturity. This amortization of premium and accretion of discount is recorded in net investment income in the consolidated statements of operations. Any realized gains or losses resulting from the sale of securities are recognized in realized investment gains (losses), net in the consolidated statements of operations.

Commercial Levered Loans

The Company’s investment portfolio includes commercial levered loans, which are classified as held-for-investment and are reported at amortized cost.

Investments in Limited Partnerships and Limited Liability Companies

The Company has elected to carry investments in limited partnerships and limited liability companies at fair value. Interest income, dividend income and movements in fair value respective to cost basis are recorded as investment income. The fair values are obtained from statements of net asset value made available by the respective limited partnerships and limited liability companies.

Short-Term Investments

Short-term investments, which have maturities of one year or less at acquisition, are carried at amortized cost, which approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with banks and treasury bills with maturities of less than 90 days at acquisition. The Company considers all highly liquid debt instruments with maturities of three months or less at acquisition to be cash equivalents. Restricted cash consists of escrow funds, trust funds and collateral related to funds withheld.

Other-Than-Temporary Impairments

Management reviews fixed income securities for other-than-temporary impairments (“OTTI”) based upon quantitative and qualitative criteria that include, but are not limited to, downgrades in rating agency levels for securities, the duration and extent of declines in fair value of the security below its cost or amortized cost, interest rate trends, the Company’s intent to sell or hold the security, market conditions, and the regulatory environment for the security’s issuer.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company may also consider cash flow models and matrix analyses in connection with its OTTI evaluation. The Company will record credit impairment in the consolidated statements of operations when the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. In addition, any portion of such decline to arise from factors other than credit is recorded as a component of other comprehensive income (“OCI”).

Fair Values of Financial Instruments

For fixed income securities, quoted prices in active markets are used to determine the fair value. When such information is not available, as in the case of securities that are not publicly traded, other valuation techniques are employed. These valuation techniques may include, but are not limited to, using third-party pricing sources (dealer marks), identifying comparable securities with quoted market prices and using internally prepared valuations based on certain modeling and pricing methods. For limited partnerships and limited liability companies, the Company utilizes statements of net asset value made available by the respective limited partnerships and limited liability companies. For notes payable, the Company takes into consideration, the interest-rate environment for benchmark interest rates, credit spreads for similar securities, as well as the Company’s rating and financial performance to calculate the fair value.

Premium Recognition

Premiums are reflected in income on a monthly pro rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force. The Company has provided an allowance for uncollectible premiums receivable of $5.1 million and $4.8 million as of December 31, 2019 and 2018, respectively.

Policy Acquisition Cost Recognition

Policy acquisition costs related to unearned premiums that vary with, and are directly related to, the production of such premiums are deferred. Furthermore, such deferred costs: (i) represent only incremental, direct costs associated with the successful acquisition of a new or renewal insurance contract; (ii) are essential to the contract transaction; (iii) would not have been incurred had the contract transaction not occurred; and (iv) are related directly to the acquisition activities involving underwriting, policy issuance and processing. Policy acquisition costs, such as brokerage commissions and premium taxes, and other expenses related to the underwriting process, including their employees’ compensation and benefits, are amortized to expense as the related premiums are earned.

Accounting guidance requires a premium deficiency analysis to be performed at the level an entity acquires, services, and measures the profitability of its insurance contracts. Currently, the Company determines the sufficiency of unearned premium net of deferred policy acquisition costs against expected levels of losses and loss adjustment expenses by line of business. The determination anticipates investment income. To the extent carried unearned premium net of deferred policy acquisition cost is viewed as deficient, the respective deferred policy acquisition cost is first reduced and, if needed, a separate deficiency reserve is established.

Reinsurance

The Company’s insurance subsidiaries participate in various reinsurance agreements on both an assumed and ceded basis. The Company uses various types of reinsurance, including quota share, excess of loss and facultative agreements, to spread the risk of loss among several reinsurers and to limit its exposure from losses on any one occurrence. Any recoverable due from reinsurers is recorded in the period in which the related gross liability is established.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Reinsurance reinstatement premiums are incurred by the Company based upon the provisions of the reinsurance contracts. In the event of a loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties. In such instances, the respective reinstatement premium is expensed immediately.

The Company accounts for reinsurance receivables and prepaid reinsurance premiums as assets.

The Company maintains an allowance for doubtful accounts, which includes amounts in dispute, amounts due from insolvent or financially impaired companies and other balances deemed uncollectible. Management continually reviews and updates such estimates.

Profit commission revenue derived from reinsurance transactions is recognized when such amounts become earned as provided in the treaties with the respective reinsurers.

Depreciation

Property, equipment, and leasehold improvements are depreciated over their estimated useful lives, which are approximately three to seven years. Costs incurred in developing or obtaining software are capitalized and depreciated on a straight-line basis over their estimated useful lives, which are approximately three to seven years.

Capitalized software as of December 31, 2019 and 2018, had unamortized balances of $33.8 million and $35.0 million, respectively. Depreciation on capitalized software commences once the software is placed into service. The Company recorded depreciation expense of $7.0 million, $5.8 million and $5.4 million for the years ended 2019, 2018 and 2017, respectively.

Other depreciable assets, primarily leasehold improvements, as of December 31, 2019 and 2018, had unamortized balances of $3.3 million and $3.8 million, respectively. The Company recorded depreciation expense of $1.2 million and $1.5 million and $1.7 million, for the years ended 2019, 2018 and 2017, respectively.

Income Taxes

The Company’s U.S. subsidiaries file a consolidated federal income tax return in the U.S.

The Company provides deferred income taxes on temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities based upon enacted tax rates. The effect of a change in tax rates is recognized in income in the period of change. The Company provides for a valuation allowance on certain deferred tax assets primarily as a result of the uncertainty that the Company can fully utilize all deferred taxes that arose from net operating losses (NOL) incurred. This uncertainty stems from issues relating to the current economic conditions and limitations on the period that such losses can be carried forward prior to expiring. To the extent the Company generates future operating income to offset these losses, it may recover some or the entire amount of the deferred income taxes associated with temporary differences.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted which reduced the corporate tax rate from 35% to 21% effective January 1, 2018. This resulted in a re-measurement of the Company’s net deferred taxes to reflect the new rate at which the deferred items will be realized. The re-measurement of the net deferred tax asset as another income tax expense resulted in tax effects of items within AOCI, which did not reflect the current enacted tax rate. As a result, the Company elected to early adopt Accounting Standards Update 2018-02 (“ASU 2018-02”), Income Statement — Reporting Comprehensive Income at December 31, 2017, by making a one-time adjustment of $1.6 million to reclassify the stranded tax effects from accumulated other comprehensive income to retained earnings, that was associated with net unrealized gains on our investment portfolio resulting from the enactment of Tax Reform.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses are a function of the amount and type of insurance contracts the Company writes, the loss experience associated with the underlying coverage, and the expenses incurred in the handling of the losses. In general, the Company’s losses and loss adjustment expenses are affected by the frequency of claims associated with the particular types of insurance contracts, trends in the average size of losses incurred on a particular type of business, mix of business, changes in the legal or regulatory environment related to the business, trends in legal defense costs, wage inflation, and inflation in medical costs.

The reserve for loss and loss adjustment expenses includes a provision for both reported claims (case reserves) and incurred but not reported claims (“IBNR”). IBNR estimates are generally calculated by first projecting the ultimate cost of all losses that have occurred (expected losses), and then subtracting paid losses, case reserves, and loss expenses. The reserve for loss and loss adjustment expenses represents management’s best estimate of unpaid losses and loss adjustment expenses using individual case-basis valuations and statistical analysis that is not discounted, with the exception of certain workers’ compensation claims. Workers’ compensation reserves for policy years between 2007 and 2019 were discounted at discount rates between 2.85% and 5.00%, for the years ended December 31, 2019 and 2018, respectively. Carried discounted reserves on these workers’ compensation claims, net of reinsurance, were $116.9 million and $96.3 million at December 31, 2019 and 2018, respectively. The amount of discount related to workers’ compensation reserves were $47.4 million and $37.0 million at December 31, 2019 and 2018, respectively.

The Company’s loss reserve review processes use actuarial methods that may vary by line of business. The actuarial methods used include the following methods:

•

Reported Loss Development Method: a reported loss development pattern is calculated based on historical loss development data, and this pattern is then used to project the latest evaluation of cumulative reported losses for each accident year or underwriting year, as appropriate, to ultimate levels;

•

Paid Development Method: a paid loss development pattern is calculated based on historical paid loss development data, and this pattern is then used to project the latest evaluation of cumulative paid losses for each accident year or underwriting year, as appropriate, to ultimate levels;

•

Expected Loss Ratio Method: expected loss ratios are applied to premiums earned, based on actuarial pricing expectation, or historical insurance industry results when company experience is deemed not to be sufficient; and

•	Bornhuetter-Ferguson Method: the results from the Expected Loss Ratio Method are essentially blended with either the Reported Loss Development Method or the Paid Development Method.

Although considerable variability is inherent in the estimates of reserves for losses and loss adjustment expenses, management believes the reserve is adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

Share-Based Compensation

Entities are required to measure compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards and recognize compensation expense over the service period that the awards are expected to vest. The Company records compensation costs on a straight-line basis over the vesting period of all awards except when an award requires accelerated recognition. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. Stock-based compensation expense related to long-term incentive

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

awards and director restricted stock units (“RSUs”) are included in general and administrative expenses in the Company’s consolidated statements of operations. Stock-based compensation expense related to supplemental RSUs and founders grant awards are included in other expenses in the Company’s consolidated statements of operations.

Goodwill and Net Intangible Assets

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite life and is not amortized, but rather tested annually, in the fourth quarter, for impairment. A quantitative goodwill impairment analysis is performed if an annual qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Finite-lived intangible assets are amortized over their estimated useful lives. Indefinite-lived other intangible assets are tested for impairment annually, in the fourth quarter, or when certain triggering events require such tests.

Earnings Per Share

Basic earnings per share of common stock is based on the weighted-average number of shares of outstanding common stock, par value $0.01 per share, of the Company (“Common Stock”) during the period, and vested RSUs. Vested RSUs awaiting conversion into common stock were 906,182 for the year ended December 31, 2019, 548,292 for the year ended December 31, 2018 and 517,446 for the year ended December 31, 2017. Diluted earnings per share of Common Stock are based on those shares used to calculate basic earnings per share of Common Stock plus the dilutive effect of unvested stock-based compensation awards. Basic and diluted earnings per share are calculated by dividing net income by the applicable weighted-average number of shares outstanding during the period. The Company did not declare any stock dividends for the years ended December 31, 2019, 2018 and 2017.

Reclassifications

All share and per share amounts in the financial statements, related notes and schedules have been restated for all historical periods prior to and including June 30, 2019, presented to give effect to the merger and related conversion of shares, including reclassifying an amount equal to the change in value of common stock to additional paid-in capital, as well as the effectiveness of the Certificate of Incorporation.

From time to time we reallocate existing niches to new or different customer segments in order to align them more efficiently, for reasons that may include the evolution of business or customers in that niche, the establishment or discontinuance of related niches, changes in responsibilities of our management team handling the segments, among others. All historical customer segment information is presented in accordance with the current composition of our customer segments and such reallocation of premium amounts, and as a result some customer segment information may differ from amounts previously reported in Note 18. Segments.

3. Recently Adopted Accounting Standards

Accounting Guidance Adopted

In October 2016, the FASB issued ASU 2016‑16, Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016‑16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. ASU 2016‑16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. For the Company, ASU 2016‑16 is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. ASU 2016‑16 is effective for public entities for annual periods beginning after December 15, 2017, including interim periods

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

within those annual periods. The Company adopted ASU 2016‑16 in the fourth quarter of 2019 and it did not have a material impact on its financial condition and results of operations.

In January 2016, the FASB issued ASU 2016‑01, Financial Instruments — Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016‑01 provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance: (i) requires equity investments to be measured at fair value with changes in fair value recognized in earnings; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) clarifies that the need for a valuation allowance on a deferred tax asset related to an AFS security should be evaluated with other deferred tax assets. The Company shall apply ASU 2016‑01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU 2016‑01 is effective for public entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For the Company, ASU 2016‑01 is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. The Company adopted ASU 2016-01 in the fourth quarter of 2019 and it did not have a material impact on its financial condition and results of operations.

Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016‑02, Leases to improve the financial reporting of leasing transactions. Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. ASU 2016‑02 requires the application of a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016‑02 is effective for public entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods with early adoption permitted. For the Company, ASU 2016‑02 is effective for annual periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company will adopt ASU 2016‑02 in the first quarter of 2020, and expects to recognize, at adoption, a right-of-use asset of $6.8 million and a corresponding lease liability of $6.8 million in continuing operations. The Company expects to recognize, at adoption, a right-of-use asset of $2.6 million and a corresponding lease liability of $2.6 million in discontinued operations.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments — Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU 2016‑13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, trade receivables, and reinsurance receivables. ASU 2016‑13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance. The valuation allowance is a measurement of expected losses that is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This methodology is referred to as the current expected credit loss model. ASU 2016‑13 is effective for public entities for annual periods beginning after December 15,

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2019, including interim periods within those annual periods with early adoption permitted. For the Company, ASU 2016‑13 is effective for annual periods beginning after December 15, 2022 including interim periods within these annual periods. The Company will adopt ASU 2016-13 in the first quarter of 2020 and does not currently believe that the implementation will have a material impact to the Company’s financial condition or results of operations.

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement: Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018‑13 modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. This update shall be applied retrospectively and is effective for all entities annual and interim periods beginning after December 15, 2019, with early adoption permitted. As the requirements of this literature are disclosure only, ASU 2018‑13 will not impact the Company’s financial condition or results of operations.

In August 2018, the FASB issued ASU 2018‑15, Intangibles — Goodwill and Other —  Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018‑15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018‑15 provides the option to apply prospectively to costs for activities performed on or after the date that the entity first adopts or retrospectively in accordance with guidance on accounting changes. This update is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. For the Company, ASU 2018‑15 is effective for annual periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of this guidance on its financial condition and results of operations.

4. Statements of Cash Flow

Supplemental cash flow information for the years ended December 31, 2019, 2018 and 2017, is as follows:

	December 31
($ in thousands)	2019	2018	2017
Cash paid (received) during the period for:
Interest	$12,865	$12,377	$12,125
Federal income tax	(780)	135	227

In 2019, there was a conversion of 59,169 RSUs into common shares accounted for as a non-cash transaction.

5. Goodwill and Net Intangibles Assets

On November 23, 2010, the Company acquired 100% of NYMAGIC, Inc.’s outstanding common stock for a cash price of $25.75 per share or approximately $231.9 million. The acquisition of NYMAGIC, Inc. provided a platform for which the Company could issue insurance policies. The fair value of net assets acquired amounted to $220.0 million after fair value adjustments of $9.5 million. The cash purchase price paid in excess of the fair value of net assets acquired was equal to goodwill of $11.9 million.

Intangible assets acquired include the value of licenses, trade names, agency relationships, non-compete agreements, renewal rights, and valuation of business acquired. Intangible assets acquired included $17.1 million, which

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

are not subject to amortization, and $13.6 million that amortizes over a period of 2 to 15 years. Of the $13.6 million intangible assets acquired, $0.2 million remain to be amortized at December 31, 2019.

Goodwill and other intangible assets not subject to amortization are tested for impairment annually, in the fourth quarter. As of December 31, 2019, there was no impairment of goodwill or other intangible assets not subject to amortization.

($ in thousands)	Goodwill	Other Intangibles	Total
December 31, 2017	$11,911	$17,338	$29,249
Amortization	—	30	30
December 31, 2018	$11,911	$17,308	$29,219
Amortization	—	30	30
December 31, 2019	$11,911	$17,278	$29,189

The status of the goodwill and net intangible assets is presented in the following tables:

		Accumulated
($ in thousands)	Gross	Amortization	Net	Useful Life
December 31, 2019
Goodwill	$11,911	$—	$11,911	Indefinite
State licenses	17,100	—	17,100	Indefinite
Other	208	(30)	178	15 years
Net balance	$29,219	$(30)	$29,189
December 31, 2018
Goodwill	$11,911	$—	$11,911	Indefinite
State licenses	17,100	—	17,100	Indefinite
Other	2,452	(2,244)	208	Varies up to 15 years
Net balance	$31,463	$(2,244)	$29,219

The estimated amortization of intangible assets for the next five years is as follows:

($ in thousands)
2020	$30
2021	30
2022	30
2023	30
2024	30
$150

6. Discontinued Operations

Prior to April 1, 2017, the Company also conducted business in the United Kingdom (“U.K.”) through certain subsidiaries of PSIH, which was incorporated in 2011 as a Bermuda holding company.

PSIH acquired several entities in the U.K. in order to build Lloyd’s Syndicate 1110 (“Syndicate”). The Company changed its strategic direction with respect to its U.K. operations and placed the Syndicate into run-off. The Company then entered into a two-phase sale transaction to exit its U.K. operations, which closed in October 2017 and March 2018. There was no gain or loss recognized from the sale of the U.K. operations.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In terms of the sale agreement, the Company will continue to meet Funds at Lloyd’s (“FAL”) obligations with respect to the Syndicate. In that regard, at December 31, 2019, the Company deposited cash and securities of $10.4 million and arranged for placement $23.2 million in Letters of Credit and securities.

As part of the Company’s exit from the insurance market in U.K., all of the Syndicate’s reinsurance of the Company’s U.S. based insurance companies was commuted, and business sourced by PSIB to the Syndicate was reinsured back to the Company’s U.S. based insurance subsidiaries via 100% quota share reinsurance provided by New York Marine.

In connection with the above sale, the Company provided Aggregate Stop Loss reinsurance protection for development of the Syndicate covered reserves for which the Company has a liability of $24.0 million and $13.3 million as of December 31, 2019 and 2018, respectively. Additionally and also effective April 1, 2017, the Company assumed fully future and in force obligations of the Syndicate with respect to business underwritten by the Company’s U.S. based operations on Syndicate paper.

Prior to its exit from the U.K. insurance market, the Company assigned functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Foreign currency amounts are remeasured to the functional currency, and the resulting foreign exchange gains or losses are reflected in earnings, except for foreign currency translation differences that arise in conjunction with the recognition of unrealized gains or losses on AFS investments which are recognized in OCI. Functional currency amounts are then translated into U.S. dollars. The foreign currency remeasurement and translation are calculated using current exchange rates for items reported in the balance sheets and average exchange rates for items recorded in earnings. The resulting foreign currency translation gain or loss during the year, is a component of OCI. A foreign transaction gain of $4.6 million was recorded for the year ended December 31, 2017. These amounts are included in the net loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2017.

Loss from discontinued operations, net of taxes in its consolidated statements of operations are comprised of the following:

	Years Ended December 31
($ in thousands)	2019	2018	2017
Revenues
Net earned premiums	$611	$1,173	$49,233
Net investment income	142	514	2,717
Realized investment gains, net	1,267	830	14,329
Other income	—	338	—
Total revenue	2,020	2,855	66,279

Expenses
Net losses and loss adjustment expenses incurred	10,463	11,197	50,787
Policy acquisition expenses	218	401	9,544
General and administrative expenses	57	(8,401)	27,533
Interest expense	—	218	1,648
Foreign exchange gains	—	—	(4,570)
Other expense	—	—	19,105
Total expenses	10,738	3,415	104,047
Loss from discontinued operations before income taxes	(8,718)	(560)	(37,768)
Income tax benefit	(2,114)	(1,374)	(679)
Net (loss) income from discontinued operations	$(6,604)	$814	$(37,089)

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following represents the carrying amounts of assets and liabilities associated with the exit from the insurance market in the U.K. reported as discontinued operations in its consolidated balance sheets:

	December 31
($ in thousands)	2019	2018
Assets
Total cash and investments	$10,428	$10,436
Other assets	11,156	9,283
Total assets	$21,584	$19,719

Liabilities
Unpaid losses and loss adjustment expenses	$24,169	$14,030
Other liabilities	7,409	8,226
Total liabilities	$31,578	$22,256

7. Investments

Fixed income securities may include U.S. Treasury securities, government agency securities, municipal debt obligations, RMBS, CMBS, CLO, ABS and corporate debt securities.

(a)   A summary of the Company’s investment components is presented below:

	December 31
($ in thousands)	2019		2018
Fixed income securities, AFS (fair value):
U.S. Treasury securities	$49,985	2.3%	$90,328	5.0%
Government agency securities	6,531	0.3%	-	‐ %
Corporate debt securities	1,338,812	61.8%	1,192,430	66.3%
Municipal debt obligations	79,815	3.7%	6,085	0.3%
ABS	73,582	3.4%	83,581	4.7%
CLO	179,549	8.3%	156,913	8.7%
CMBS	97,526	4.5%	53,843	3.0%
RMBS – non-agency	71,610	3.3%	79,551	4.4%
RMBS – agency	143,272	6.6%	30,651	1.7%
Total fixed income securities, AFS	2,040,682	94.2%	1,693,382	94.1%
Short-term investments	43,873	2.0%	36,661	2.0%
Commercial levered loans (amortized cost)	14,069	0.7%	16,915	0.9%
Limited partnerships and limited liability companies (fair value)	66,660	3.1%	53,432	3.0%
Total investments	$2,165,284	100.0%	$1,800,390	100.0%

At December 31, 2019 and 2018, 91.1% and 85.0% of the fair value of the Company’s fixed income portfolios were considered investment grade, respectively. The Company held approximately $181.0 million and $259.3 million in fixed income securities that were below investment grade as of December 31, 2019 and 2018, respectively.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(b)   The gross unrealized gains and losses on AFS securities included in assets from continuing operations at December 31, 2019, are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Fixed income securities:
U.S. Treasury securities	$49,161	$838	$(14)	$49,985
Government agency securities	6,522	23	(14)	6,531
Corporate debt securities	1,308,094	33,743	(3,025)	1,338,812
Municipal debt obligations	80,338	243	(766)	79,815
ABS	73,068	854	(340)	73,582
CLO	181,704	125	(2,280)	179,549
CMBS	95,810	1,863	(147)	97,526
RMBS - non-agency	62,343	9,458	(191)	71,610
RMBS - agency	142,363	1,256	(347)	143,272
Total fixed income securities	$1,999,403	$48,403	$(7,124)	$2,040,682

The gross unrealized gains and losses on AFS securities included in assets from continuing operations at December 31, 2018, are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Fixed income securities:
U.S. Treasury securities	$92,219	$126	$(2,017)	$90,328
Corporate debt securities	1,231,352	1,216	(40,138)	1,192,430
Municipal debt obligations	6,238	—	(153)	6,085
ABS	82,603	1,095	(117)	83,581
CLO	161,421	160	(4,668)	156,913
CMBS	55,980	—	(2,137)	53,843
RMBS - non-agency	68,594	11,078	(121)	79,551
RMBS - agency	31,348	—	(697)	30,651
Total fixed income securities	$1,729,755	$13,675	$(50,048)	$1,693,382

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(c)   The following table summarizes all securities in an unrealized loss position at December 31, 2019, the fair value and gross unrealized loss by asset class and by length of time those securities have been in a loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
						Total
	Fair	Unrealized	Fair	Unrealized	Total	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$7,469	$(14)	$7,469	$(14)
Government agency securities	3,192	(14)	—	—	3,192	(14)
Corporate debt securities	133,341	(2,509)	50,695	(516)	184,036	(3,025)
Municipal debt obligations	66,355	(766)	—	—	66,355	(766)
ABS	27,884	(175)	11,165	(165)	39,049	(340)
CLO	28,485	(338)	110,825	(1,942)	139,310	(2,280)
CMBS	18,307	(102)	6,053	(45)	24,360	(147)
RMBS - non-agency	2,173	(14)	2,418	(177)	4,591	(191)
RMBS - agency	10,450	(12)	12,367	(335)	22,817	(347)
Total	$290,187	$(3,930)	$200,992	$(3,194)	$491,179	$(7,124)

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

The Company was holding 313 and 708 fixed income securities that were in an unrealized loss position at December 31, 2019 and 2018, respectively. The Company believes these unrealized losses are temporary, as they resulted from changes in market conditions, including interest rates or sector spreads, and are not considered to be credit risk related. OTTI charges are recognized as a realized loss to the extent that they are credit related, unless the Company has the intent to sell the security or it is more-likely-than not that the Company will be required to sell the security. In those circumstances, the security is written down to fair value with the entire amount of the write-down charged to earnings as a component of realized losses. The Company did not record any OTTI charges for the year ended December 31, 2019 and $1.5 million of OTTI charges for the year ended December 31, 2018, respectively, in the consolidated statements of operations.

(d)   The amortized cost and fair value of fixed income securities, which excludes the Company’s structured securities portfolio, at December 31, 2019, by contractual maturity are shown below. Expected maturities will differ

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$99,035	$99,326
Due after one through five years	679,649	692,219
Due after five through ten years	507,803	523,276
Due after ten years	157,628	160,322
	1,444,115	1,475,143
Structured securities:
ABS	73,068	73,582
CLO	181,704	179,549
CMBS	95,810	97,526
RMBS - non-agency	62,343	71,610
RMBS - agency	142,363	143,272
Totals	$1,999,403	$2,040,682

The Company did not have any non-income producing fixed income investments for the years ended December 31, 2019 or 2018, respectively.

(e)   The Company elected to account for its investments in limited partnership and limited liability companies of $66.7 million and $53.4 million at December 31, 2019 and 2018, respectively, at fair value. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income. The largest investment within the portfolio is the Pacific Investment Management Company LLC Tactical Opportunities fund, which is carried at $36.6 million at December 31, 2019.

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

The Company’s strategies for its investments in limited partnerships and limited liability companies include investments funds that employ diverse and fundamentally driven approach to investing which includes effective risk management, hedging strategies and leverage. The portfolio of investments in limited partnerships and limited liability companies consists of common stocks, real estate assets, options, swaps, derivative instruments and other structured products.

The limited partnerships and limited liability companies in which the Company invests sometimes impose limitations on the timing of withdrawals from the funds. The Company’s inability to withdraw its investment quickly from a particular limited partnership or a limited liability company that is performing poorly could result in losses and may affect liquidity. All of the Company’s limited partnerships and limited liability companies have timing limitations. Most limited partnerships and limited liability companies require a 90‑day notice period in order to withdraw funds. Some limited partnerships and limited liability companies may require a withdrawal only at the end of their fiscal year. The Company may also be subject to withdrawal fees in the event the limited partnerships and limited liability companies is sold within a minimum holding period, which may be up to one year. Many limited partnerships and limited liability companies have invoked gated provisions that allow the fund to disperse redemption proceeds to

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

investors over an extended period. The Company is subject to such restrictions, which may delay the receipt of proceeds from limited partnerships and limited liability companies.

(f)   The Company invests in commercial loans, which are private placements. Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for loan losses. Interest on loans is calculated using the simple interest method on the daily principal amount outstanding. The allowance for loan losses related to impaired loans is determined based on the difference of the carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price. There was no allowance for loan losses at December 31, 2019 and 2018, respectively.

(g)   Proceeds from sales and redemptions in AFS securities totaled $302.9 million, $255.2 million and $977.0 million for the years ended December 31, 2019, 2018 and 2017 respectively. Gross realized gains from sales and redemptions in AFS securities totaled $1.4 million, $0.6 million, and $5.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Gross realized losses from sales and redemptions of AFS investments totaled $0.7 million, $2.2 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(h)   Net investment income included in net income (loss) from continuing operations in the consolidated statements of operations from each major category of investments for the years ended December 31, 2019, 2018 and 2017, is as follows:

($ in thousands)	2019	2018	2017
Fixed income securities	$66,975	$55,765	$33,467
Commercial levered loans	765	1,114	1,153
Net limited partnerships gains	3,101	1,081	3,240
Other	358	176	216
Total investment income	71,199	58,136	38,076
Less: investment income attributable to funds withheld liabilities	(655)	(912)	—
Less: expenses	(1,647)	(1,253)	(1,880)
Net investment income	$68,897	$55,971	$36,196

(i)   Included in investments at December 31, 2019 and 2018, are securities required to be held by the Company (or those that are on deposit) with various regulatory authorities as required by law with a fair value of $210.8 million and $188.6 million, respectively. Fair value and carrying value of assets in the amount of $367.1 million and $352.0 million, respectively, were on deposit in collateral agreements at December 31, 2019. Fair value and carrying value of assets in the amount of $358.5 million and $368.0 million, respectively, were on deposit in collateral agreements at December 31, 2018.

(j)   The investment portfolio has exposure to market risks, which include the effect of adverse changes in interest rates, credit quality, limited partnership value and illiquid securities, including commercial loan values, on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Risks from investments in limited partnerships and limited liability companies and illiquid securities risks include the potential loss from the diminution in the value of the underlying investment of the limited partnerships and limited liability companies and the potential loss from changes in the fair value of commercial loans.

8. Fair Value Measurements

The Company has established a framework for valuing financial assets and financial liabilities. The framework is based on a hierarchy of inputs used in valuation and gives the highest priority to quoted prices in active markets and

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Level 1 — Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These prices generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available.

As of December 31, 2019 and 2018, the Company does not hold any Level 1 securities.

Level 2 — Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, nonbinding quotes in markets that are not active for identical or similar assets and other market observable inputs (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.).

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

Level 3 — Fair value is based on at least one or more significant unobservable inputs that are supported by little or no market activity for the asset. These inputs reflect the Company’s understanding about the assumptions market participants would use in pricing the asset or liability.

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

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following are the major categories of assets measured at fair value on a recurring basis at December 31, 2019 and 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31, 2019
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities:
U.S. Treasury securities	$—	$49,985	$—	$49,985
Government agency securities	—	6,531	—	6,531
Corporate debt securities	—	1,189,181	149,631	1,338,812
Municipal debt obligations	—	79,815	—	79,815
ABS	—	73,582	—	73,582
CLO	—	179,549	—	179,549
CMBS	—	97,526	—	97,526
RMBS - non agency	—	71,610	—	71,610
RMBS - agency	—	143,272	—	143,272
Total fixed income securities	$—	$1,891,051	$149,631	2,040,682

Investments measured at net asset value:
Limited partnerships and limited liability companies				66,660
Total assets at fair value				$2,107,342

	December 31, 2018
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities:
U.S. Treasury securities	$—	$90,328	$—	$90,328
Corporate debt securities	—	1,065,933	126,497	1,192,430
Municipal debt obligations	—	6,085	—	6,085
ABS	—	83,581	—	83,581
CLO	—	156,913	—	156,913
CMBS	—	53,843	—	53,843
RMBS - non agency	—	79,551	—	79,551
RMBS - agency	—	30,651	—	30,651
Total fixed income securities	$—	$1,566,885	$126,497	1,693,382

Investments measured at net asset value:
Limited partnerships and limited liability companies				53,432
Total assets at fair value				$1,746,814

There were no transfers between Levels 1 and 2 for the years ended December 31, 2019 and 2018.

In 2018, securities in the amount of $126.5 million were transferred from Level 2 into Level 3 as it was determined that these securities trade in inactive markets.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management believes that the use of the fair value option as specified in Accounting Standards Codification No. 825, Financial Instruments (ASC 825) to record limited partnerships is consistent with its objective for such investments. As such, the entire limited partnership portfolio of $66.7 million and $53.4 million at December 31, 2019 and 2018, was recorded using net asset value, which the Company has determined to be the best indicator of fair value for these investments.

The following tables disclose the carrying value and fair value of financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of December 31, 2019 and 2018:

	December 31, 2019
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$14,069	$13,950	$—	$—	$13,950

Liabilities
Notes payable	165,000	167,507	—	167,507	—
Unamortized debt issuance costs	(307)
Total notes payable	$164,693

	December 31, 2018
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$16,915	$15,858	$—	$—	$15,858

Liabilities
Notes payable	183,000	183,999	—	183,999	—
Unamortized debt issuance costs	(645)
Total notes payable	$182,355

The fair value of the notes payable at December 31, 2019, approximated a price equal to $167.5 million or 101.5% of the par value. The fair value of the notes payable at December 31, 2018, approximated a price equal to $184.0 million or 100.5% of the par value.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs:

Level 3
Corporate Debt
($ in thousands)	Securities
Fair value, December 31, 2017	$—
Total net (losses) gains for the period included in:
OCI	764
Net realized loss	(9)
Purchases	9,492
Sales	—
Issuances	—
Settlements	(2,754)
Transfers into Level 3	119,004
Transfers out of Level 3	—
Fair value, December 31, 2018	126,497
Total net (losses) gains for the period included in:
OCI	3,011
Net realized loss	(5)
Purchases	23,905
Sales	—
Issuances	—
Settlements	(3,777)
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, December 31, 2019	$149,631

9. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of AOCI:

($ in thousands)	Gross	Tax	Net
December 31, 2016	$30,630	$1,148	$29,482
Unrealized holding gains (losses) on fixed income securities	3,517	4,874	(1,357)
Cumulative translation adjustment	6,881	—	6,881
Amounts reclassified into net loss	18,763	1,471	17,292
Other comprehensive (loss) income	(8,365)	3,403	(11,768)
Reclassification of stranded deferred taxes	—	(1,583)	1,583
December 31, 2017	22,265	2,968	19,297
Unrealized holding losses on fixed income securities	(53,582)	(10,842)	(42,740)
Amounts reclassified into net income	(1,557)	(429)	(1,128)
Other comprehensive loss	(52,025)	(10,413)	(41,612)
December 31, 2018	(29,760)	(7,445)	(22,315)
Unrealized holding gains on fixed income securities	77,920	16,277	61,643
Amounts reclassified into net income	2,037	162	1,875
Other comprehensive income	75,883	16,115	59,768
December 31, 2019	$46,123	$8,670	$37,453

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents reclassifications out of AOCI attributable to the Company during 2019, 2018 and 2017:

	Line in Consolidated
($ in thousands)	Statements of Operations	2019	2018	2017
AOCI
Unrealized gains on securities	Realized investment gains (losses), net	$2,037	$(1,557)	$18,763
	Income tax expense (benefit)	162	(429)	1,471
Total reclassifications		$1,875	$(1,128)	$17,292

10. Related-Party Information

Loans to Executives and Equity Distribution

The Company made loans of $4.2 million to certain executive officers, including the CEO. Most of the loans were made in connection with the settlement of RSUs and related tax withholding. On March 15, 2019, all such loans were deemed repaid. On the same date, a special equity distribution of $4.2 million was made by the Company to the same executive officers, which was accounted for as a non-cash transaction on the Company’s consolidated balance sheets.

Transition and Separation Agreement

On May 3, 2019, the Company entered into a Transition and Separation Agreement (the “Separation Agreement”) with its former Chief Executive Officer (the “former CEO”). Under the Separation Agreement, the former CEO and the Company agreed to a general release of claims and his compliance with the restrictive covenants. The Company recorded an expense of $8.0 million within Other Expense in the consolidated statements of operations for the year ended December 31, 2019 relating to the severance payments and benefits payable to the former CEO. Per the terms of the Separation Agreement, the former CEO’s profit interests (“P Shares”) were forfeited and outstanding RSUs are treated in accordance with the terms of the applicable award agreements. Additionally, the Company cancelled 137,987 shares of common stock in July 2019 with no consideration as per the terms of the Separation Agreement.

Investment Advisory Agreements with GSAM

The Company’s investment portfolio is managed by Goldman Sachs Asset Management, a related party. The Company is an investee of PI, which is held as an investment within GS Capital Partners VI funds. Related fees paid were $1.3 million, $1.1 million and $1.7 million in 2019, 2018 and 2017 respectively.

11. Insurance Operations

Reinsurance Transactions

The Company’s reinsurance agreements do not relieve its direct obligations to insureds. Thus, a credit exposure exists to the extent that any reinsurer fails to meet its obligations to the Company.

The reinsurers with the three largest uncollateralized obligations to the Company at December 31, 2019, were the Swiss Reinsurance America Corporation, Munich Reinsurance America Inc. and Harco National Insurance Company, which represented 31.3%, 14.2% and 9.0%, respectively, of the Company’s reinsurance recoverables, net of funds held and collateral. Swiss Reinsurance America Corporation and Munich Reinsurance America Inc. and are rated A+ (Superior) by A.M. Best Company. Harco National Insurance Company is rated A- (Excellent) by A.M. Best Company.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Collateral for reinsurance receivables is generally only pursued by the Company when the reinsurer’s status with the regulators of the Company’s domicile would not otherwise permit credit for reinsurance for regulatory reporting purposes.

Reinsurance receivables included an allowance for uncollectible reinsurance receivables of $10.9 million and $10.0 million, for the years ended December 31, 2019 and 2018, respectively.

In connection with the divestment of the Company’s U.K. business, New York Marine as reinsured entered into whole account quota share agreements (“WAQS”) with third party reinsurers to maintain reasonable underwriting leverage within New York Marine and its subsidiary insurance companies during a transition period following the U.K. divestment.

The effective date of the WAQS was April 1, 2017. The reinsurers’ ceding participation is an aggregate 26.0%. A provisional ceding commission of 30.0% to 30.5% is received as a reduction in the amount of ceded premium. Subject to limits, these ceding commissions will vary in subsequent periods based on contractual ultimate loss ratios.

During 2018 and following the transition of the U.S. business back to New York Marine, the WAQS were terminated. To the extent of unearned premium at the time of termination, ceded written premiums, net of the ceding commission, was returned. Reserve for unpaid losses and loss adjustment expenses on premium earned prior to the cut-off termination remained in reinsurance receivables on unpaid losses on the consolidated balance sheets. The reinsurance receivables on unpaid losses under the WAQS were $33.1 million and $43.7 million as of December 31, 2019 and 2018, respectively. Loss reserve development on the reserves ceded under the WAQS is included in continuing operations.

For the years ended December 31, 2019 and 2018 under the WAQS the Company recorded the following:

($ in thousands)	2019	2018	2017
(Return of ceded prepaid) ceded written premium	$(3)	$(58,857)	$160,779
Ceded earned premium	(3)	14,560	87,362
(Increase) reduction to net loss and loss adjustment expenses incurred	(4,746)	9,514	51,897
Reduction to policy acquisition expenses	4,743	3,955	29,560
Reduction to pre-tax income	$—	$1,091	$5,905

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Total reinsurance ceded and assumed relating to premiums written, earned premiums and net losses and loss adjustment expenses incurred for the years ended December 31, 2019, 2018 and 2017 are as follows:

($ in thousands)	2019	2018	2017
Written premiums
Direct written premiums	$964,512	$889,526	$833,536
Assumed from other companies	3,499	5,586	2,798
Ceded to other companies	115,871	45,038	276,048
Net written premiums	$852,140	$850,074	$560,286

Earned premiums
Direct earned premiums	$918,718	$844,234	$788,862
Assumed from other companies	3,887	10,266	2,477
Ceded to other companies	114,751	123,715	181,553
Net earned premiums	$807,854	$730,785	$609,786
Percent of amount assumed to net	0.5%	1.4%	0.4%

Losses and loss adjustment expenses incurred
Direct net losses and loss adjustment expenses incurred	$556,051	$485,770	$483,209
Assumed from other companies	9,298	(3,209)	720
Ceded to other companies	64,324	47,731	90,188
Net losses and loss adjustment expenses incurred	$501,025	$434,830	$393,741

In 2016, the Company entered a retroactive reinsurance agreement with an authorized reinsurer covering accident year 2015 and prior Primary and Excess Workers’ Compensation net losses and loss adjustment expenses incurred. Subject carried reserves at the January 1, 2016 effective date were $306.4 million. The reinsurance provides $100.0 million limit on respective paid losses excess of $315.0 million retention. The reinsurance cover has a retrospective rating feature of $47.6 million of additional premium accumulating at approximately 3% per annum. This amount is 100% recoverable to the Company to the extent losses do not exceed the retention. At December 31, 2019, the Company’s estimate of respective loss development remains below the retention.

In 2017, the Company entered into a retroactive reinsurance agreement for the 2016 accident year. Subject carried reserves at the January 1, 2017 effective date were $96.5 million. The reinsurer provides a $35.0 million limit on respective paid losses in excess of $106.5 million. The reinsurance cover has a retrospective rating feature of $18.0 million of premium accumulating at approximately 4% per annum. These amounts are 100% recoverable to the Company to the extent losses do not exceed the retention. At December 31, 2019, the Company’s estimate of respective loss development remains below the retention and the adjustable premium is accrued as fully recoverable.

In 2018, the Company entered into a retroactive reinsurance agreement for the 2017 accident year. Subject carried reserves at the January 1, 2018 effective date were $107.8 million. The reinsurer provides a $40.0 million limit on respective paid losses in excess of $119.3 million. The reinsurance cover has a retrospective rating feature of $21.0 million of premium accumulating at approximately 4% per annum. These are 100% recoverable to the Company to the extent losses do not exceed the retention. At December 31, 2019, the Company’s estimate of respective loss development remains below the retention and the adjustable premium is accrued as fully recoverable.

Distribution Partners

The Company negotiates with distribution partners to write direct premium on behalf of the Company’s affiliates. In January 2019, a distribution partner of the Company was acquired by a third-party insurance carrier. The Company has sourced 7.1% and 13.5% of direct premium from this distribution partner as of December 31, 2019 and

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2018, respectively. The Company does not anticipate any future premiums from this distribution partner other than audit premiums after the first quarter of 2019. The three distribution partners contributing the largest amounts of direct written premium (excluding the distribution partner above) totaled $267.8 million, $240.7 million and $235.0 million for the years ended December 31, 2019, 2018 and 2017 respectively.

Unpaid Losses

Unpaid losses are based on individual case estimates for losses reported and include a provision for incurred but not reported and for losses and loss adjustment expenses. The following table provides a roll forward of the Company’s reserve for unpaid losses and loss adjustment expenses:

($ in thousands)	2019	2018	2017
Gross reserve for unpaid losses and loss expenses, at beginning of year	$1,396,812	$1,258,237	$1,166,619
Ceded reserve for unpaid losses and loss expenses, at beginning of year	185,295	201,156	176,651
Net reserve for unpaid losses and loss expenses, at beginning of year	1,211,517	1,057,081	989,968
Add:
Incurred losses and loss expenses occurring in the:
Current year	482,989	439,847	373,423
Prior years	3,154	(5,017)	20,318
Prior years attributable to adjusted premium	14,882	—	—
Total net losses and loss adjustment expenses incurred	501,025	434,830	393,741
Less:
Paid losses and loss expenses for claims occurring in the:
Current year	66,522	47,734	54,026
Prior years	318,324	232,660	272,602
Total paid losses and loss expenses for claims	384,846	280,394	326,628
Net reserve for unpaid losses and loss expenses, at end of year	1,327,696	1,211,517	1,057,081
Ceded reserve for unpaid losses and loss expenses, at end of year	193,952	185,295	201,156
Gross reserve for unpaid losses and loss expenses, at end of year	$1,521,648	$1,396,812	$1,258,237

During the year ended December 31, 2019 the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2018 and prior developed unfavorably by $3.2 million driven primarily by unfavorable development of $16.4 million in Commercial Multiple Peril, $11.3 million in General Liability, partially offset by favorable development of $22.8 million in Workers’ Compensation. The unfavorable development in Commercial Multiple Peril was primarily from the Media and Entertainment customer segment in accident years 2013 through 2016 from a longer development trend than that underlying the historical performance of premises liability. The unfavorable development in General Liability primarily related to 2013 through 2016 accident years due to increased severities in the Real Estate customer segment and run off components within the Other customer segment. The favorable development in Workers’ Compensation derived from lower than expected claims severity across all customer segments primarily in accident years 2013 through 2015 and accident year 2017. In addition, the Company incurred $14.9 million of loss and loss adjustment expenses related to premium earned during the year ended December 31, 2019, attributable to accident year 2018.

During the year ended December 31, 2018, the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2017 and prior developed favorably by $5.0 million. Favorable development of  $5.0 million for the year ended December 31, 2018, was driven primarily by favorable development of  $14.4 million in Workers’ Compensation, $15.6 million in Commercial Auto and $4.1 million from Marine Liability within the All Other lines category, partially offset by $16.5 million adverse development in General Liability and $12.2 million adverse development in Commercial Multiple Peril. Lower than expected claim severity was the main driver of the favorable development in Workers’ Compensation of which $6.2 million came from 2014, 2015 and 2016 accident years in

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

primary Workers’ Compensation and $8.2 million came from 2014 and 2015 accident years in excess Workers’ Compensation. Favorable development in Commercial Auto was driven mainly by the 2013, 2015 and 2016 accident years where severity trends of the previous two calendar year periods improved during 2018 across multiple niches. Marine Liability is a low frequency, high severity line of business and as a result, development often varies significantly from the average expectation. The $16.5 million adverse development in General Liability primarily related to 2013, 2014 and 2015 accident years due to increased severities in the Construction customer segment from reduced effectiveness of risk transfer from our general contractor insureds to subcontractors. The $12.2 million in adverse development in Commercial Multiple Peril is primarily from the Media and Entertainment customer segment driven by a longer development trend than that underlying the historic performance of premises liability.

During the year ended December 31, 2017, the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2016 and prior developed adversely by $20.3 million. Adverse development of $20.3 million was driven primarily by $33.2 million in Commercial Auto which consisted of several niches that are now terminated. Adverse development in Commercial Auto was driven primarily by higher than expected frequency and severity. The Commercial Auto experience were likely a result of industry trends such as an improving economy resulting in more drivers on the roads, the hiring of less experienced drivers, the use of personal technology while in transit and litigation of bodily-injury claims, which resulted in unexpected adverse experience from historical performance patterns. The adverse development was offset by favorable development in Workers’ Compensation of $12.4 million due to lower than expected claim severity for accident years 2016 and prior, including a decline in the frequency of large loss activity.

Incurred and Paid Claims Development

The following information presented summarizes incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of IBNR. IBNR anticipates both the development of existing claims and emergence of any new claims. The information about incurred and paid claims development for accident years 2010 through 2018 is unaudited and is presented as supplementary information. Information is also included for the portion of the reserve for unpaid losses and loss adjustment expenses, net of reinsurance that related to IBNR and the cumulative number of reported insurance claims. Claims are counted at the occurrence (e.g. date of the accident), line of business which is in accordance with the Company’s statutory filings, and policy level. For example, if a single occurrence (e.g. an auto accident) leads to a claim under an auto and an associated umbrella policy, they are each counted separately. Conversely, multiple claimants under the same occurrence/line/policy would contribute only a single count. The claim counts provided are on an accident year basis. A claim is considered reported when a reserve is established or a payment is made. Therefore, claims closed without payment are included in the claim counts as long as there was an associated case reserve at some point in its life cycle. The following tables are in thousands except claim counts.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

All Lines - Incurred
	Unaudited										IBNR as of	Cumulative
	For the Years Ended										December 31,	Claim
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	Counts
Prior											$15,481
2010	$131,617	$137,994	$134,941	$134,307	$136,115	$143,344	$152,840	$145,444	$148,117	$150,543	3,108	3,926
2011		115,644	128,879	126,752	122,773	124,543	131,081	124,798	131,385	131,360	3,772	4,419
2012			137,380	157,477	157,985	165,015	165,889	156,355	159,120	158,523	6,491	6,622
2013				210,368	222,277	232,660	251,353	243,567	237,900	249,802	16,133	13,229
2014					286,842	312,987	323,792	333,865	342,788	356,733	30,978	16,333
2015						384,269	407,279	407,427	395,751	430,942	44,665	20,869
2016							390,430	423,538	406,204	416,266	93,163	20,049
2017								354,948	361,299	339,505	127,760	18,582
2018									422,104	406,199	233,890	18,720
2019										457,973	330,679	17,591
										$3,097,846	$906,120

All Lines – Paid
	Unaudited
	For the Years Ended
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$11,912	$38,723	$72,312	$85,754	$102,016	$114,140	$125,646	$132,525	$137,470	$140,927
2011		14,796	51,006	65,103	76,731	88,243	98,411	105,584	109,007	111,247
2012			16,619	48,276	73,249	98,960	119,374	130,200	136,909	139,793
2013				27,465	74,012	115,396	158,978	181,989	192,476	214,863
2014					44,738	111,919	166,907	217,986	250,928	280,933
2015						75,043	159,708	234,756	281,637	331,748
2016							78,271	150,198	204,589	266,496
2017								54,026	116,204	163,937
2018									45,012	112,889
2019										66,522
										1,829,355
						Incurred less paid				1,268,491
						Reserves 2009 and prior				44,965
						Other(1)				14,240
						Total net reserve for unpaid losses and loss adjustment expenses				$1,327,696

(1)

Other category represents unallocated loss adjustment expense (“ULAE”) reserves $45.6 million, discounting of loss reserves $(47.4) million and retroactive reinsurance agreements $12.3 million, allowance for uncollectible reinsurance $0.5 million and other $3.2 million.

The following table presents the historical average annual percentage payout of incurred claims, net of reinsurance, as of December 31, 2019:

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
14%	19%	15%	13%	10%	7%	7%	3%	3%	2%

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Commercial Auto

The following tables represent information on the Company’s unpaid losses and loss adjustment expenses incurred and cumulative paid losses, since 2010 for Commercial Auto line, in thousands except claim counts:

Commercial Auto-Incurred
	Unaudited										IBNR as of	Cumulative
	For the Years Ended										December 31,	Claim
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	Counts
Prior
2010	$13,046	$17,710	$18,011	$17,334	$18,717	$18,688	$19,046	$19,437	$19,280	$19,282	$—	874
2011		13,864	13,462	11,260	11,231	12,547	12,547	12,508	12,476	12,476	—	1,219
2012			21,101	29,959	36,319	43,031	42,028	41,479	41,572	39,231	444	1,746
2013				47,191	50,752	63,764	77,570	76,768	72,265	81,422	993	6,224
2014					74,185	95,283	105,528	112,157	113,747	113,790	843	8,231
2015						120,137	139,415	152,268	146,757	155,266	1,981	11,153
2016							114,568	124,760	119,931	124,166	6,229	9,642
2017								81,986	79,156	71,068	12,343	7,061
2018									87,993	78,777	28,210	7,146
2019										115,393	72,508	8,141
										$810,871	$123,551

	Commercial Auto – Paid
	Unaudited
	For the Years Ended
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$3,105	$7,866	$12,346	$13,723	$17,275	$17,829	$18,074	$19,098	$19,138	$19,162
2011		4,717	7,791	7,250	9,111	11,587	12,005	12,123	12,117	12,128
2012			6,660	15,397	25,280	33,248	39,680	40,852	41,305	38,657
2013				13,015	26,773	43,403	64,073	72,906	71,010	79,066
2014					21,692	52,048	74,431	96,385	108,102	110,883
2015						37,964	74,524	107,063	126,831	142,806
2016							39,580	63,123	83,161	102,003
2017								19,950	34,659	47,199
2018									16,709	32,698
2019										22,082
										606,684
							Incurred less paid			$204,187

The following table presents the historical average annual percentage payout of incurred claims, net of reinsurance, as of December 31, 2019:

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
23%	22%	19%	17%	12%	1%	6%	(2)%	—%	—%

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

General Liability

The following tables represent information on unpaid losses and loss adjustment expenses incurred and cumulative paid losses, since 2010 for the Company’s General Liability line, in thousands except claim counts:

General Liability – Incurred
	Unaudited										IBNR as of	Cumulative
	For the Years Ended										December 31,	Claim
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	Counts
Prior											$7,384
2010	$56,373	$59,577	$64,210	$63,596	$62,270	$69,103	$72,902	$66,226	$68,905	$69,586	746	1,682
2011		45,894	58,633	61,398	60,375	63,264	67,791	62,127	66,641	64,682	1,254	1,532
2012			42,685	43,677	38,288	42,401	45,771	46,312	48,096	50,509	1,998	1,483
2013				48,466	61,785	62,618	70,459	60,613	61,796	69,565	7,755	2,608
2014					70,878	77,255	78,801	93,468	104,281	114,976	15,352	3,093
2015						80,225	80,411	78,163	80,514	93,808	21,362	3,007
2016							93,737	101,479	92,401	91,228	28,786	2,868
2017								99,845	100,306	94,554	50,712	2,921
2018									142,486	137,525	101,954	2,949
2019										153,650	139,174	2,309
										$940,083	$376,477

	General Liability – Paid
	Unaudited
	For the Years Ended
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$1,692	$14,901	$34,045	$44,087	$50,830	$61,716	$66,332	$70,235	$74,101	$76,201
2011		5,009	18,912	30,123	37,344	44,166	50,136	54,250	56,659	57,932
2012			945	8,844	14,751	24,257	32,585	36,521	40,754	45,509
2013				1,930	10,941	22,152	36,493	46,821	55,148	66,439
2014					5,456	14,032	28,581	41,079	53,712	73,491
2015						5,404	14,720	25,931	39,407	61,168
2016							3,547	13,873	25,223	47,333
2017								2,596	11,279	26,354
2018									2,223	15,625
2019										3,487
										473,539
						Incurred less paid				$466,544

The following table presents the historical average annual percentage payout of incurred claims, net of reinsurance, as of December 31, 2019:

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
3%	12%	15%	16%	14%	13%	10%	6%	4%	3%

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Workers’ Compensation

The following tables represent information on unpaid losses and loss adjustment expenses incurred and cumulative paid losses, since 2010 for the Company’s Workers’ Compensation line, in thousands except claim counts:

Workers’ Compensation – Incurred
	Unaudited										IBNR as of	Cumulative
	For the Years Ended										December 31,	Claim
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	Counts
Prior											$5,590
2010	$24,965	$23,206	$26,970	$23,643	$25,751	$25,825	$28,260	$28,135	$28,597	$30,457	2,361	78
2011		28,987	22,186	23,576	21,411	19,489	21,943	18,986	21,247	23,750	2,508	202
2012			46,503	51,724	53,038	48,983	47,373	38,501	38,835	38,919	4,017	1,770
2013				76,844	71,683	70,939	68,109	71,532	69,729	64,727	7,141	2,694
2014					88,181	81,628	83,543	74,134	69,886	67,784	12,581	2,679
2015						101,762	101,410	89,383	82,212	87,570	14,957	3,881
2016							99,292	109,623	103,382	102,716	47,500	4,358
2017								102,250	101,691	93,134	52,781	4,678
2018									116,278	118,973	77,694	5,125
2019										97,485	76,057	4,468
										$725,515	$303,187

	Workers’ Compensation – Paid
	Unaudited
	For the Years Ended
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$—	$180	$1,633	$2,907	$4,427	$6,165	$7,830	$9,706	$10,695	$11,908
2011		473	4,148	5,127	5,503	7,239	8,662	8,978	9,971	10,841
2012			2,381	5,481	10,598	14,634	18,468	23,694	25,495	26,237
2013				2,639	12,579	20,520	26,088	29,036	32,962	35,793
2014					4,644	14,901	24,411	35,131	39,846	42,423
2015						6,504	18,434	27,423	33,543	38,061
2016							10,891	24,557	35,385	43,171
2017								8,631	22,462	30,776
2018									9,563	29,008
2019										9,745
										277,963
							Incurred less paid			$447,552

The following table presents the historical average annual percentage payout of incurred claims, net of reinsurance, as of December 31, 2019:

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
8%	14%	10%	9%	6%	7%	4%	4%	3%	4%

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Commercial Multiple Peril

The following tables represent information on unpaid losses and loss adjustment expenses incurred and cumulative paid losses, since 2010 for the Company’s Commercial Multiple Peril line, in thousands except claim counts:

Commercial Multiple Peril – Incurred
	Unaudited										IBNR as of	Cumulative
	For the Years Ended										December 31,	Claim
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	Counts
Prior
2010
2011		$—	$—	$11	$7	$6	$6	$2	$2	2	$—	—
2012			96	94	73	49	39	813	813	$813	—	5
2013				968	1,065	1,051	1,442	8,226	8,250	8,198	19	54
2014					13,037	15,884	16,448	25,915	27,126	30,172	1,326	614
2015						27,876	27,542	17,952	18,345	24,144	4,825	1,015
2016							34,010	30,379	34,883	44,758	8,295	1,190
2017								37,760	44,044	44,260	8,921	1,431
2018									39,507	37,015	20,432	1,184
2019										36,895	25,835	935
										$226,257	$69,653

Commercial Multiple Peril – Paid
	Unaudited
	For the Years Ended
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010
2011		$—	$—	$—	$—	$—	$—	$2	$2	$2
2012			—	—	1	1	2	813	813	813
2013				43	192	312	754	8,083	8,149	8,157
2014					1,795	4,271	7,358	20,545	22,880	26,366
2015						6,879	14,751	8,949	14,293	20,676
2016							4,974	7,028	16,715	27,870
2017								7,270	19,733	27,816
2018									5,323	11,953
2019										5,940
										129,593
							Incurred less paid			$96,664

The following table presents the historical average annual percentage payout of incurred claims, net of reinsurance, as of December 31, 2019:

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
14%	17%	10%	28%	25%	11%	—%	—%	—%	—%

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

All Other

The following tables represent information on unpaid losses and loss adjustment expenses incurred and cumulative paid losses, since 2010 for the Company’s all other lines in thousands except claim counts:

All Other Lines – Incurred
	Unaudited										IBNR as of	Cumulative
	For the Years Ended										December 31,	Claim
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	Counts
Prior											$2,507
2010	$37,233	$37,501	$25,750	$29,735	$29,377	$29,727	$32,631	$31,647	$31,335	$31,218	1	1,292
2011		26,899	34,597	30,507	29,749	29,238	28,794	31,176	31,018	30,450	10	1,466
2012			26,995	32,022	30,266	30,551	30,678	29,250	29,803	29,051	32	1,618
2013				36,900	36,992	34,287	33,773	26,428	25,859	25,890	225	1,649
2014					40,562	42,938	39,473	28,192	27,749	30,011	876	1,716
2015						54,269	58,501	69,660	67,924	70,154	1,540	1,813
2016							48,824	57,296	55,607	53,398	2,353	1,991
2017								33,108	36,102	36,489	3,003	2,491
2018									35,839	33,909	5,600	2,316
2019										54,550	17,105	1,738
										$395,120	$33,252

All Other Lines – Paid
	Unaudited
	For the Years Ended
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$7,115	$15,776	$24,288	$25,038	$29,484	$28,429	$33,410	$33,485	$33,536	$33,656
2011		4,597	20,155	22,603	24,773	25,251	27,608	30,231	30,259	30,344
2012			6,634	18,554	22,619	26,821	28,639	28,319	28,542	28,577
2013				9,838	23,526	29,009	31,569	25,144	25,206	25,408
2014					11,150	26,667	32,126	24,846	26,388	27,770
2015						18,292	37,279	65,390	67,563	69,037
2016							19,279	41,618	44,104	46,119
2017								15,580	28,070	31,792
2018									11,194	23,605
2019										25,268
										341,576
							Incurred less paid			$53,544

The following table presents the historical average annual percentage payout of incurred claims, net of reinsurance, as of December 31, 2019:

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
33%	39%	20%	2%	2%	2%	7%	—%	—%	—%

The Company participated in an insurance pool in both the issuance of umbrella casualty insurance and ocean marine liability insurance during the period from 1978 to 1996. Depending on the underwriting year, the insurance pools’ net retention per occurrence after applicable reinsurance ranged from $250,000 to $2,000,000. The Company’s effective pool participation on such risks varied from 11% in 1978 to 59% in 1985, which exposed the Company to asbestos and environmental losses. Subsequent to this period, the pools substantially reduced their umbrella writings and coverage was provided to smaller insureds.

The Company’s asbestos and environmental related losses were as follows:

	December 31, 2019
($ in thousands)	Gross	Ceded	Net
Balance at beginning of year	$14,262	$9,860	$4,402
Incurred losses and loss adjustment expense	430	66	364
Payments for losses and loss adjustment expenses	1,882	1,564	318
Balance at end of year	$12,810	$8,362	$4,448

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2018
($ in thousands)	Gross	Ceded	Net
Balance at beginning of year	$15,628	$11,116	$4,512
Incurred losses and loss adjustment expense	30	24	6
Payments for losses and loss adjustment expenses	1,396	1,280	116
Balance at end of year	$14,262	$9,860	$4,402

Additionally, the Company has assumed asbestos and environmental reserves on a retroactive basis from prior members of the pool. The liability related to the same was $8.4 million and $8.7 million as of December 31, 2019 and 2018 respectively.

The Company believes that the uncertainty surrounding asbestos and environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for asbestos and environmental-related claims. Given the uncertainty in this area, losses from asbestos and environmental-related claims may develop adversely and accordingly, management is unable to estimate the range of possible loss that could arise from asbestos and environmental-related claims. However, the Company’s net unpaid reserves for loss and loss adjustment expenses, in the aggregate, as of December 31, 2019, represent management’s best estimate.

Salvage and Subrogation

Estimates of salvage and subrogation recoverable on paid and unpaid losses have been recorded as a reduction of unpaid losses and amounted to $27.5 million and $27.4 million at December 31, 2019 and 2018, respectively.

Deferred Policy Acquisition Costs

The following table presents a roll forward of the deferred policy acquisition costs and are net of reinsurance:

($ in thousands)
December 31, 2017	$60,759
Acquisition costs deferred	204,283
Acquisition costs expensed	(171,429)
December 31, 2018	93,613
Acquisition costs deferred	189,970
Acquisition costs expensed	(184,771)
December 31, 2019	$98,812

12. Income Taxes

The Company is subject to the tax laws and regulations of the United States and various state jurisdictions. The Company files a consolidated federal tax return.

The Company has one non-U.S. subsidiary, PSBL, which has received an undertaking from the Minister of Finance in Bermuda that would exempt such company from Bermudian taxation until March 2035. As part of the 2019 restructuring, PSBL became a direct subsidiary of the Company and is subject to U.S. tax on its income.

PSIH acquired several entities in the U.K. in order to build the Syndicate. The Company changed its strategic direction with respect to its U.K. operations and placed the Syndicate into run-off, and then entered into a two-phase sale transaction to exit its U.K. operations, which closed in October 2017 and March 2018. There was no gain or loss

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

recognized from the sale of the U.K. operations. Additionally, there were no U.K. income taxes paid or recovered for the years ended December 31, 2018 and 2017.

As discussed in Note. 1 Background, PSIH and PSEH were merged into the Company and PSBL became a direct subsidiary of the Company.  The transactions were considered a tax-free contribution of capital from PGHL to the Company. Additionally, PGHL was merged into the Company and resulted in no tax effect in 2019, since the assets transferred were exchanged for common stock of the Company.

The components of deferred tax assets and liabilities as of December 31, 2019 and 2018, are as follows:

	December 31
($ in thousands)	2019	2018
Deferred tax assets:
Loss reserves	$13,289	$11,342
Loss reserves transitional adjustment	6,104	6,954
Unearned premiums	16,785	14,985
Net operating loss carry forwards – state and local	17,008	16,373
Net operating loss carry forwards – federal	357	16,771
Capital loss carry forwards – federal	1,519	2,577
Bad debt reserve	3,229	3,182
Impairments	517	556
Deferred compensation	5,659	5,613
Amortization of intangibles	695	813
Limited partnership income	2,566	—
Unrealized depreciation of investments	—	7,446
Other	3,151	2,211
Total deferred tax assets	70,879	88,823
Less: valuation allowance	(17,604)	(16,962)
Deferred tax assets, net of allowance	53,275	71,861
Deferred tax liabilities:
Deferred policy acquisition costs	20,693	19,634
Loss reserve transitional adjustment	4,578	6,085
Fair value adjustments	3,628	3,635
Unrealized appreciation of investments	8,669	—
Limited partnership income	—	422
Other	10,904	8,846
Total deferred tax liabilities	48,472	38,622
Net deferred income taxes	$4,803	$33,239

On December 22, 2017, Tax Reform was signed into law, which among other implications, reduced the Company’s statutory corporate tax rate from 35% to 21% beginning with the 2018 tax year. The Company revalued its 2017 deferred tax assets and liabilities in response to this reduction, which resulted in a $25.1 million charge to income as illustrated in the rate reconciliation table below.

The Company has recorded a $6.1 million increase to its deferred tax asset related to the change in methodology for loss reserves as a result of Tax Reform. An offsetting deferred tax liability was also recorded at December 31, 2017, which is amortized into income over 8 years. The deferred tax liability as of December 31, 2019 is $4.6 million.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2019 and 2018, the U.S. federal net operating losses (“NOLs”) that can be carried forward are $0.4 million and $16.8 million, respectively. At December 31, 2019 and 2018, the state and local tax benefit of NOLs that can be carried forward are $17.0 million and $16.3 million, respectively, which is included in the state and local deferred tax asset. There were $1.5 million and $2.6 million of realized capital loss benefits that can be carried forward for the years ended December 31, 2019 and 2018, respectively. The range of years in which the federal NOL can be brought forward against future tax liabilities is from 2020 through 2030.

The table below shows the tax benefit of the U.S. federal NOLs generated by year and expiration date:

($ in thousands)	Amount	Expires
2010	$357	2030
Total	$357

The Company’s valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:

($ in thousands)	2019	2018
Balance, beginning of year	$16,962	$6,511
Change in valuation allowance	642	10,451
Balance, end of year	$17,604	$16,962

As of December 31, 2019, the Company’s valuation allowance of $17.6 million is attributable to the uncertainty in the realization of certain deferred tax assets attributable to U.S. federal and state NOLs.

The Company files tax returns subject to the tax regulations of federal, state and local tax authorities. A tax benefit taken in the tax return but not in the financial statements is known as an “unrecognized tax benefit.” A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in thousands)	2019	2018
Balance, beginning of year	$528	$483
Additions for tax positions of prior years	260	45
Reductions for tax positions of prior years	(350)	—
Balance, end of year	$438	$528

As of December 31, 2019, the Company recorded insignificant amount of interest and penalties and reduced its positions by $0.1 million as a result of an audit settlement. Included in the balance at December 31, 2019, is $0.2 million related to favorable tax positions that impact the effective tax rate.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The income tax provisions from the amounts computed by applying the federal statutory rate to the income before income taxes due to the following:

($ in thousands)	2019	2018	2017
Expected tax expense at statutory rates in taxable jurisdictions	$12,103	$13,896	$11,384
Tax-exempt interest	—	(46)	(42)
State taxes	(629)	(10,746)	3,302
Valuation allowance	642	10,451	(2,819)
Effect of provision to tax return filing adjustments	42	—	671
Effect of Tax Reform	—	—	25,108
Other	(21)	(166)	629
Total income tax expense	$12,137	$13,389	$38,233

The jurisdictions contributing to taxation of the Company are calculated using the U.S. rate of 21%. The income tax benefit differs from the amounts computed due to changes in the valuation allowance, prior period adjustments and the effect of Tax Reform.

There were $0.8 million of U.S. income taxes received for the year ended December 31, 2019, and $0.1 million and $0.2 million of U.S. income taxes paid for the years ended December 31, 2018 and 2017, respectively. The U.S. federal income tax recoverable included in other assets amounted to $0.2 million, $0.8 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company files a consolidated federal income tax return with the Company, PSBL, and its insurance subsidiaries. Beginning November 23, 2010, pursuant to the terms of a tax-sharing agreement, which provides that the consolidated tax liability is allocated among affiliates based on separate return calculations and tax attributes utilized within the consolidated group and are reimbursed to the affiliate that generated them. Intercompany tax balances are settled annually.

Although the Company is not currently under audit, the U.S. domestic entities are subject to federal and state examinations by tax authorities for tax year 2015 and subsequent and for the tax year 2009 and subsequent for examinations by local tax authorities.

Section 382 of the Internal Revenue Code (“Section 382”) contains rules that limit the ability of a corporation that experiences an “ownership change” to utilize its net operating and capital loss carry forwards and certain built-in losses recognized in periods following the ownership change. An ownership change is generally any change in ownership of more than 50‑percentage points of a corporation’s stock over a three-year period. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a corporation or any change in ownership arising from a new issuance of stock by the corporation. If a Section 382 limitation were to manifest, a portion of the tax losses could be deferred or could expire before the Company would be able to use them to offset positive taxable income in current or future tax periods. The Company’s inability to utilize tax losses could have a negative impact on the Company’s financial position and results of operations. This limitation is generally determined by multiplying the value of the entity as of the ownership change date by the applicable long-term tax-exempt rate.

On November 23, 2010, the Company acquired 100% of PSIG (formerly NYMAGIC, Inc.) outstanding common stock for a cash price of $25.75 per share or approximately $231.9 million; as a result, the Company experienced an ownership change for purposes of Section 382. As a result of this ownership change, the Company’s ability to utilize the NOL that existed as of November 23, 2010, is limited to approximately $9.0 million annually. A valuation allowance of $3.1 million has been recorded as a result of the NOL limitation.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On July 25, 2019, the Company merged with PGHL and the holders of PGHL equity interests received 6.46 shares of the Company’s common stock. The total merger consideration was 38,851,369 shares of the Company’s common stock which was 100% of the Company’s outstanding common stock. The Company did not experience an ownership change under Section 382. On July 29, 2019, the Company completed its IPO. The principal stockholders retained 80.3% of the Company’s outstanding common stock which did not result in an ownership change of 50% or more under Section 382.

On August 15, 2019 the Principal Stockholders completed the sale of 1,178,570 shares of the Company’s outstanding common stock and retained 77.5% of the outstanding common stock. The transaction did not result in an ownership change under Section 382.

13. Statutory Financial Information

The Company’s insurance subsidiaries are limited under state insurance laws, in the amount of ordinary dividends they may pay without regulatory approval. As of December 31, 2019, the maximum dividend that can be paid from the Company’s U.S. insurance subsidiaries to the Company without prior approval from the New York State Department of Financial Services is $54.7 million. Factors affecting the ability to pay dividends include levels of investment income in recent years and the Company’s statutory surplus position of the Company. Combined statutory net income and surplus of the Company’s domestic insurance subsidiaries as reported in the Combined Annual Statement were as follows:

($ in thousands)	2019	2018	2017
Combined statutory net income	$55,681	$33,147	$26,303
Combined statutory surplus	$568,777	$473,575	$433,946

The U.S. insurance company subsidiaries file statutory financial statements with each state in the format specified by the National Association of Insurance Commissioners (“NAIC”). The NAIC provides accounting guidelines for companies to file statutory financial statements and provides minimum solvency standards for all companies in the form of risk–based capital requirements. The policyholders’ surplus of each of the domestic insurance companies is above the minimum amount required by the NAIC. The actual statutory capital and surplus of the Company’s insurance subsidiaries was significantly above the amount of statutory capital and surplus necessary to satisfy regulatory requirements.

14. Debt

In November 2013, the Company issued $140.0 million of 7.5% Senior Unsecured Notes due November 2020. The notes provide for semi-annual interest payments and are to be repaid in full in November 2020. The indenture contains certain covenants that restrict the Company’s ability to, among other items, incur indebtedness, make restricted payments, incur liens and require the Company to maintain specified liquidity levels. The Company remains in compliance with the covenants. Debt issuance costs of $2.1 million were incurred and are being amortized over the life of the loan.

In January 2015, the Company issued an additional $25.0 million 6.5% senior notes due November 2020. The notes provide for semi-annual interest payments and are to be repaid in full in November 2020. The indenture contains certain covenants that restrict the Company’s ability to, among other items, incur indebtedness, make restricted payments, incur liens and require the Company to maintain specified liquidity levels. The Company remains in compliance with the covenants. Debt issuance costs of $0.2 million were incurred and are being amortized over the life of the loan.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In January 2018, the Company entered into a $25.0 million 4.2% revolving loan agreement. On March 15, 2019, the Company entered into an amended and restated revolving loan agreement (as amended, the “revolving facility”), among other things, (a) extended the maturity date to the earlier of (i) March 15, 2022, or (ii) 91 days before the maturity of the senior notes due November 2020 or, if such senior notes are amended or replaced, 91 days before the maturity of such amendment or replacement and (b) increased the aggregate principal amount of borrowing capacity from $25.0 million to $50.0 million.

On August 8, 2019, the Company used a portion of the proceeds from the IPO to repay $18.0 million in complete satisfaction of the outstanding debt under the revolving facility. As of December 31, 2019, the revolving facility had a borrowing capacity of $50.0 million.

Interest expense was $12.8 million, $12.3 million and $12.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense related to debt issuance cost was $0.3 million for the years ended December 31, 2019, 2018 and 2017.

15. Commitments and Contingencies

Leases

The Company maintains various lease and sublease agreements for office space in New Jersey, New York, California, Florida, Georgia and the U.K. These lease terms expire on various dates through June 2025.

At December 31, 2019, the minimum gross rental payments and sublease income relating to these various operating leases are as follows:

	Minimum
	Rental	Sublease
($ in thousands)	Payments	Income
2020	$4,243	$631
2021	4,162	—
2022	1,080	—
2023	585	—
2024	585	—
2025	342	—
Total	$10,997	$631

The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expense amounted to $3.3 million, $3.1 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The lease of the U.K. office had rent expense of $0.5 million for the years ended December 31, 2019, 2018 and 2017, and sublease income of $0.6 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. There was no sublease income for the year ended December 31, 2017. These amounts are included in discontinued operations.

Fiduciary Funds

The Company’s insurance agency subsidiary maintains separate underwriting accounts, which record all of the underlying insurance transactions of the insurance pools that it manages. These transactions primarily include collecting premiums from the insureds, collecting paid receivables from reinsurers, paying claims as losses become payable,

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

paying reinsurance premiums to reinsurers, and remitting net account balances to member insurance companies in the pools that PSMC manages. Unremitted amounts to members of the insurance pools are held in a fiduciary capacity and interest income earned on such funds inures to the benefit of the members of the insurance pools based on their pro rata participation in the pools.

Additionally, the Company’s insurance agency subsidiary, in its contractual role as escrow agent, receives and disburses bond funds for entertainment film projects for its insureds.

A summary of the fiduciary and pools’ underwriting accounts as of December 31, 2019 and 2018, is as follows:

($ in thousands)	2019	2018
Assets held on behalf of unaffiliated pool members	$10,522	$11,501
Escrow bond arrangements	1,014	951
Total	$11,536	$12,452

The remaining two unaffiliated pool members withdrew from the pools in 1994 and 1996, respectively, and retained liability for their effective pool participation for all loss reserves, including IBNR losses and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools. The Company is committed to manage this pool until expiration without further compensation.

In the event that all or any of the pool companies are unable to meet their obligations to the pools, the remaining companies would be liable for such defaulted amounts on a pro rata pool participation basis.

The Company is not aware of any uncertainties that could result in any possible defaults by either of the two unaffiliated pool members with respect to their pool obligations, which might impact liquidity or results of operations of the Company, but there can be no assurance that such events will not occur in the future.

Unfunded Investment Commitments

For the year ended December 31, 2019 the Company had $163.7 million in unfunded commitments related to limited partnerships and a fixed income security.

16. Share-Based Compensation

Share-Based Plans

2019 Equity Incentive Plan

In connection with, and prior to the completion of the IPO, the Company’s Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) was terminated. Immediately prior to the merger, P Shares granted under the 2010 Plan prior to the IPO, were cancelled, and all outstanding RSUs granted under the 2010 Plan were converted into RSUs based on the shares of common stock of the Company under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) and otherwise continue to be governed by their existing terms prior to the IPO.

On July 24, 2019, the 2019 Plan became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, RSUs, dividend equivalent rights, performance-based shares or other equity‑based or equity-related awards.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

A total of 4,500,000 shares of common stock are initially authorized and reserved for issuance under the 2019 Plan, including shares underlying RSUs granted under the 2010 Plan.

The following is a summary of the post-offering compensation included in the 2019 Plan, including the number of common stock shares granted to each award mentioned below:

(i)

181,118 annual long-term incentive awards in respect of 2019, 90,559 of which are time-vesting RSUs and 90,559 of which are performance-vesting RSUs, were granted to management on July 25, 2019 in connection with the IPO. Time-vesting RSUs are subject to vesting as follows: one-third annual installments on each anniversary of grant date, subject to continued service. Performance-vesting RSUs are subject to vesting as follows: cliff vesting on the third anniversary of the grant date to the extent performance metrics are met, subject to continued service. The fair value of such awards is $2.5 million at grant date.

(ii)

1,267,912 supplemental RSU awards, 100% of which are time-vesting RSUs, was granted to management on July 25, 2019 in connection with the IPO and subject to vesting as follows: 25% vested at grant date, 25% will vest on the second anniversary of the grant date, subject to continued service and 50% will vest on the third anniversary of the grant date, subject to continued service. The fair value of the supplemental RSUs is $17.8 million.

(iii)	250,000 founders grant awards in the form of time-vesting RSUs with a fair value of $3.5 million at grant date, July 25, 2019. These awards will cliff vest on the third anniversary of the grant date.
(iv)

33,839 non-employee director RSU awards, 26,399 of which were granted on July 25, 2019 and 7,440 of which were granted on November 15, 2019, with a fair value of $0.5 million at grant date. These awards are fully vested on grant date.

(v)	668,170 RSUs initially granted under the 2010 Plan that were converted into RSUs based on shares of the Company’s common stock upon the consummation of the merger.

Stock-based compensation expense was $8.6 million, $0.9 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The tax benefit recognized for the same was $1.8 million, $0.2 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Vested RSUs awaiting conversion into common stock were 906,182 for the year ended December 31, 2019, 548,292 for the year ended December 31, 2018 and 517,446 for the year ended December 31, 2017.

The Company began recognizing stock-based compensation expense relating to its 2019 Plan upon its inception and initial stock grants in July 2019. All stock-based compensation expense recognized during the year ended December 31, 2019 relates to the 2019 Plan except $0.1 million of expense relating to the 2010 Plan.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes RSU transactions for the 2019 Plan for the years ended December 31, 2019 and 2018:

		Weighted
	Number of	Average Grant Date
	Shares	Fair Value Per Share
Unvested at December 31, 2017	180,647	$11.25
Granted in 2018	13,992	18.67
Vested in 2018	(136,855)	11.30
Forfeited in 2018	(2,520)	11.09
Unvested at December 31, 2018	55,264	11.09
Granted in 2019	1,732,869	14.00
Vested in 2019	(406,081)	13.61
Forfeited in 2019	(92,656)	14.00
Unvested at December 31, 2019	1,289,396	$14.00

As of December 31, 2019, The Company had approximately $14.5 million of total unrecognized stock-based compensation expense related to the RSUs expected to be recognized over a weighted-average period of 2.4 years.

2019 Employee Stock Purchase Plan

On July 24, 2019, the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO.  A total of 1,000,000 shares of the Company’s common stock are reserved and available for sale under the 2019 ESPP.

The compensation committee of the Board of Directors administers the 2019 ESPP and have full authority to interpret the terms of the 2019 ESPP.

There was no expense recognized related to the 2019 ESPP for the year ended December 31, 2019.

17. Retirement Plans

For the benefit of its U.S.-based employees who meet certain service and age requirements, the Company offers a voluntary defined contribution 401(k) plan, a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974. The Company has elected to make matching contributions to eligible participants in an amount up to 100% of the first 4% of eligible compensation and 50% of the next 2% of eligible compensation contributed to the plan as deferral contributions. Expense recorded for this plan was $1.8 million, $2.1 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

18. Segment Information

The Company has one reportable segment, Specialty Insurance segment, which primarily offers property and casualty insurance products through its customers segments that include Construction, Consumer Services, Marine and Energy, Media and Entertainment, Professional Services, Real Estate, Sports, and Transportation. The primary criteria to determine the Company’s reportable segment is based on the fact that the Company’s senior management reviews, assesses and allocates resources both on a financial and personnel basis on an entity-wide level.

The following table provides a summary of the Company’s gross written premiums by customer segments within our Specialty Insurance segment. “Other” includes gross written premiums from; (i) primary and excess workers’ compensation coverage for exited Self-Insured Groups, (ii) niches exited prior to 2018, many with a concentration in

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

commercial auto,  (iii) certain fronting arrangements in which all premium written is ceded to a third party (iv) participation in industry pools, and (v) emerging new business.

	Years Ended December 31
($ in thousands)	2019		2018		2017
Customer segment
Construction	$117,918	12.2%	$101,946	11.4%	$73,378	8.8%
Consumer Services	133,682	13.8	107,086	12.0	94,384	11.3
Marine and Energy	94,071	9.7	82,978	9.3	79,238	9.5
Media and Entertainment	124,950	12.9	119,926	13.4	114,442	13.7
Professional Services	119,326	12.4	110,546	12.3	112,575	13.4
Real Estate	167,635	17.3	132,652	14.8	132,029	15.8
Sports	30,079	3.1	23,590	2.6	22,224	2.6
Transportation	112,191	11.6	92,169	10.3	85,079	10.2
Customer segment subtotal	899,852	93.0	770,893	86.1	713,349	85.3
Other	68,159	7.0	124,219	13.9	122,985	14.7
Specialty Insurance total	$968,011	100.0%	$895,112	100.0%	$836,334	100.0%

The following table provides a summary of the Company’s gross written premiums by line of business within our Specialty Insurance segment.

	Years Ended December 31
($ in thousands)	2019		2018		2017
Line of business
Commercial Auto	$205,303	21.2%	$151,612	16.9%	$124,688	14.9%
General Liability	335,197	34.6	277,948	31.1	272,660	32.6
Workers’ Compensation	179,432	18.6	246,302	27.5	235,668	28.2
Commercial Multiple Peril	82,126	8.5	67,351	7.5	73,859	8.8
All Other Lines	165,953	17.1	151,899	17.0	129,459	15.5
Specialty Insurance total	$968,011	100.0%	$895,112	100.0%	$836,334	100.0%

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

19. Earnings per Share

The following table provides a reconciliation of the numerators and denominators of basic and diluted EPS:

($ in thousands, except per share amounts)

	Continuing Operations			Discontinued Operations
	Income	Shares	Per Share	Loss	Shares	Per Share
2019	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$45,494	41,095	$1.11	$(6,604)	41,095	$(0.16)
Effect of dilutive securities:
Stock compensation plans		428			428
Diluted EPS	$45,494	41,523	$1.10	$(6,604)	41,523	$(0.16)

	Continuing Operations			Discontinued Operations
	Income	Shares	Per Share	Income	Shares	Per Share
2018	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$53,729	38,753	$1.39	$814	38,753	$0.02
Effect of dilutive securities:
Stock compensation plans		688			688
Diluted EPS	$53,729	39,441	$1.36	$814	39,441	$0.02

	Continuing Operations			Discontinued Operations
	Loss	Shares	Per Share	Loss	Shares	Per Share
2017	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss available to common stockholders	$(6,904)	37,555	$(0.18)	$(37,089)	37,555	$(0.99)
Diluted EPS	$(6,904)	37,555	$(0.18)	$(37,089)	37,555	$(0.99)

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

20. Quarterly Financial Information

(unaudited, $ in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2019
Gross written premiums	$255,838	$235,032	$227,196	$249,945	$968,011
Revenues	212,972	220,112	219,870	225,105	878,059
Net income from continuing operations	13,695	8,696	8,361	14,742	45,494
Net income	13,440	8,618	8,312	8,520	38,890
Basic earnings per share - continuing operations	0.35	0.22	0.20	0.34	1.11
Diluted earnings per share - continuing operations	0.35	0.22	0.19	0.33	1.10
Basic earnings per share	0.35	0.22	0.19	0.19	0.95
Diluted earnings per share	0.34	0.22	0.19	0.19	0.94

2018
Gross written premiums	$249,420	$222,555	$201,296	$221,841	$895,112
Revenues	181,046	199,525	201,726	203,575	785,872
Net income from continuing operations	10,010	14,652	15,603	13,464	53,729
Net income	10,795	14,454	15,174	14,120	54,543
Basic earnings per share - continuing operations	0.26	0.38	0.40	0.35	1.39
Diluted earnings per share - continuing operations	0.25	0.37	0.40	0.34	1.36
Basic earnings per share	0.28	0.37	0.39	0.36	1.41
Diluted earnings per share	0.27	0.36	0.38	0.36	1.38

21. Legal Proceedings

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10 K, the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures defined under Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic Securities and Exchange Commission (“SEC”) filings, is made known to them in a timely manner.

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management's report on internal control over financial reporting

This Annual Report on Form 10-K, does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies.

Item 9B. Other Information

Departure of Director

On and effective as of February 20, 2020, in accordance with the terms of the Stockholders’ Agreement, Sumit Rajpal was removed from the board of directors of the Company by the GS Investors.  Mr. Rajpal’s removal is not a result of any disagreement with the Company relating to its operations, policies or practices.

Election of New Director

The Stockholders’ Agreement allows the GS Investors to designate up to two individuals for election to the board, depending on the percentage of the voting power of the Company's outstanding shares of common stock that they hold.   Based on their current level of ownership, the GS Investors have the right to designate two directors for election to the board of directors. On February 20, 2020, in connection with Mr. Rajpal’s removal and in accordance with the terms of the Stockholders’ Agreement, the GS Investors elected to exercise this right by designating Magnus Helgason as their second director, and Mr. Helgason was appointed to the board of directors to fill the vacancy left by Mr. Rajpal.  Mr. Helgason has not been named to any committees of the board of directors of the Company.

Mr. Helgason is a Vice President at Goldman Sachs, where he focuses on Financial Services investing within the Americas Corporate Private Equity business in the Merchant Banking Division. He joined Goldman Sachs in 2013 and was named Vice President in 2016. Prior to joining the firm, Mr. Helgason served as Director - Asset & Liability Management at Landsbankinn. Mr. Helgason also serves on the board of Genesis Capital. Mr. Helgason holds a Bachelor of Science in Industrial Engineering from the University of Iceland and MBA from Columbia Business School, where he graduated with Dean’s Honors.

As a new non-employee director of the Company appointed by one of our principal stockholders, Mr. Helgason will be eligible to receive the standard compensation for such directors in the form of an annual cash retainer ($62,500 for the full year) and an annual equity award delivered in restricted stock units (valued at $62,500 for the full year on the date of grant).  Mr. Helgason has an understanding with Goldman Sachs pursuant to which he will remit cash director fees to Goldman Sachs and hold non-employee director RSUs for the benefit of Goldman Sachs.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

The following table presents information regarding our executive officers.

Name	Age	Position(s)
Lawrence Hannon	51	President and Chief Executive Officer
Anthony S. Piszel	65	Chief Financial Officer
Robert Bailey	55	Chief Underwriting and Risk Officer
Frank D. Papalia	60	Chief Legal Officer

The following is a brief summary of the business experience of our executive officers.

Lawrence Hannon.   Mr. Hannon is a founding member of ProSight. Mr. Hannon has more than 28 years of underwriting and operational experience in the insurance industry. Prior to becoming Chief Executive Officer in May 2019, Mr. Hannon served as Chief Operating Officer of ProSight. Prior to co-founding ProSight in 2009, Mr. Hannon worked at Fireman’s Fund Insurance Company from 2003 to 2007 as the Chief Sales and Marketing Officer and previously spent 13 years at Chubb Limited in various leadership and underwriting positions from 1990 to 2003. After leaving Fireman’s Fund Insurance Company in 2007, Mr. Hannon worked as an independent consultant, including for Goldman Sachs and TPG, for which work he continued until 2010. Mr. Hannon holds a BA in Political Science from Drew University. He currently serves as a member of the Board of Directors of the American Property Casualty Insurance Association in Washington, D.C.

Anthony S. Piszel.   Mr. Piszel joined ProSight in 2012. Mr. Piszel has more than 38 years of experience in the financial services industry, including as Chief Financial Officer of public companies. He previously was Chief Financial Officer at CoreLogic from 2010 to 2011, First American Corporation from 2009 to 2010, Freddie Mac from 2006 to 2008, and Health Net from 2004 to 2006. Previously, Mr. Piszel served in various roles at Prudential Financial from 1993 to 2004, ultimately as Controller, and at Deloitte & Touche from 1990 to 1993, ultimately as Audit Partner. Mr. Piszel also served as a practice fellow at the Financial Accounting Standards Board from 1988 to 1990. Mr. Piszel holds an MBA from Golden Gate University and a BA in Economics from Rutgers University.

Robert Bailey.   Mr. Bailey is a founding member of ProSight and is responsible for our underwriting and reinsurance. Mr. Bailey has more than 29 years of underwriting experience in the insurance industry. Prior to joining ProSight in 2009, Mr. Bailey served in various leadership and underwriting positions at Fireman’s Fund Insurance Company starting in 1993, ultimately serving as Chief Underwriting Officer of Commercial Lines, and previously spent seven years at Cigna in various leadership and underwriting positions from 1986 to 1993. Mr. Bailey holds an MBA from Chapman University and a BBA in Finance from the University of Oklahoma.

Frank D. Papalia.   Mr. Papalia joined ProSight in 2011. Mr. Papalia has over 33 years of legal and business experience in the insurance industry and, prior to joining ProSight, served as General Counsel and Member of the Management Board of PARIS RE Holdings, a publicly-traded reinsurance group, from 2006 to 2010. Mr. Papalia also served in leadership roles on the legal team of AXA RE from 2001 to 2006, ultimately as General Counsel, and previously with AXA Financial from 1986 to 2001, ultimately as Vice President and Counsel. Mr. Papalia holds a JD from Fordham University School of Law and a BS in Accounting from Manhattan College.

Other Key Employees

The following table presents information regarding our other key employees.

Name	Age	Position(s)
Joseph Finnegan	51	Customer Segment President
Darryl Siry	47	Chief Technology and Operations Officer
Kari Hilder	36	Chief Human Resources Officer
Leland Kraemer	49	Chief Actuary Officer
Donna Biondich	59	Chief Claims Officer
Lee Lloyd	50	Field Operations Officer
Erin Cullen	33	Customer Segment President
Ricardo Victores	54	Chief Sales and Marketing Officer
Nestor Lopez	42	Chief Information Officer
Vivienne Zimmermann	46	Chief Customer Experience Officer
Robert Bednarik	54	Customer Segment President
Kevin Topper	56	Customer Segment President

The following is a brief summary of the business experience of our other key employees.

Joseph Finnegan. Mr. Finnegan joined ProSight in 2009 as President of Program Underwriting — West. Since March 2019, he serves as Customer Segment President and from 2014 to March 2019, he served as Customer Group President, responsible for the underwriting, business development and distribution management of a diversified book of business at ProSight. Prior to joining ProSight, Mr. Finnegan served at Fireman’s Fund Insurance Company since 1991 in senior leadership roles in sales, underwriting and product development, including as Vice President heading the Entertainment Division. Mr. Finnegan holds a BA in Humanities from the University of Southern California.

Darryl Siry. Mr. Siry joined ProSight in 2011 and, prior to becoming Chief Technology and Operations Officer in November 2019, served as Customer Segment President from March to November 2019 and President of ProSight Direct from July 2018 to November 2019. Mr. Siry also previously served as Chief Information Officer & Chief Digital Officer and Chief Marketing Officer of ProSight. Prior to joining ProSight, Mr. Siry spent two years from 2009 to 2011 founding NewsBasis, a startup, and served as Senior Vice President, Marketing & Sales at Tesla Motors from 2006 to 2008. Mr. Siry also spent nine years at Fireman’s Fund Insurance Company from 1997 to 2006 in various roles, ultimately serving as Senior Vice President and Chief Marketing Officer. Mr. Siry holds a BA in Economics from Brown University.

Kari Hilder. Ms. Hilder joined ProSight in 2012 and has over 15 years of experience as a human resource professional. Prior to joining ProSight, Ms. Hilder served as Human Resources Manager for the National Football League Alumni Association with a focus on workforce planning and talent management, she led the campus recruiting function at Rothstein Kass and began her HR career at New York University Clinical Cancer Center. Ms. Hilder holds a bachelor’s degree from Ramapo College of New Jersey and her SPHR designation from the HRCI.

Leland Kraemer. Mr. Kraemer joined ProSight in 2009 and leads our assessment, pricing and management of risk. Prior to joining ProSight, Mr. Kraemer was an actuary with Fireman’s Fund Insurance Company from 1998 to 2009. Mr. Kraemer is a Fellow of the Casualty Actuarial Society, holds an MA in Statistics (with an emphasis on Applied Statistics) from the University of California at Santa Barbara and a BA in Mathematics from Grinnell College.

Donna Biondich. Ms. Biondich joined ProSight in November 2019 as Chief Claims Officer. Prior to joining ProSight, Ms. Biondich served as an independent insurance consultant from 2017 through November 2019, providing and reviewing options for coverage resolution. From 2009 to 2017, Ms. Biondich served in claim officer positions at Colony, a division of Argo Group and Caliber One, a division of PMA. Ms. Biondich holds a BS in Business Administration and Management from Shippensburg University of Pennsylvania and a chartered property casualty underwriter designation. Ms. Biondich has also attended Harvard University Leadership Development programs designed for executives.

Lee Lloyd. Mr. Lloyd joined ProSight in 2016 and, prior to becoming the Field Operations Officer in September of 2019, served as Vice President Actuarial Pricing. Mr. Lloyd has over 28 years of underwriting, actuarial, and product development experience. Before joining ProSight, Mr. Lloyd founded and operated Strategic Actuaries from 2012 to 2016 after spending 2009 to 2011 as the President of Programs and Executive Vice President of Program Development at Crump Commercial Insurance Services. From 1999 to 2009, Mr. Lloyd held multiple senior management positions leading the underwriting, actuarial, and field risk management services departments at United Educators Insurance. From 1994 to 1999, Mr. Lloyd was an actuary for Zurich Financial Services with his actuarial career beginning at Travelers Insurance Companies from 1991 to 1994. Mr. Lloyd is a Fellow of the Casualty Actuarial Society and holds a BS in Actuarial Science from New York University’s Stern School of Business.

Erin Cullen. Ms. Cullen joined ProSight in 2013 and, prior to becoming Customer Segment President in March 2019, served as Customer Group President, program executive and manager. Before joining ProSight, Ms. Cullen was a Production Underwriter and Client Executive at GCube Insurance Services, Inc. from 2011 to 2013 and a Placement Specialist with Marsh from 2008 to 2011. Ms. Cullen holds a BS in Biology from Wake Forest University.

Ricardo Victores. Mr. Victores joined ProSight in 2011 and has over 30 years of experience in underwriting and sales leadership in the insurance industry. Prior to joining ProSight, Mr. Victores was a Regional Executive with Golden Eagle Insurance from 2008 to 2011 and a segment owner with Fireman’s Fund Insurance Company from 1989 to 2008. Mr. Victores holds an MBA and BA in Business Finance from California State University — Fullerton.

Nestor Lopez. Mr. Lopez joined ProSight in 2014 and, prior to becoming our Chief Information Officer in August 2018, served as Vice President, Information Technology. Before joining ProSight, Mr. Lopez was AVP, Enterprise Program Management supporting Underwriting, Sales and Marketing portfolios at CNA Insurance from 2011 to 2014 and AVP, Strategic Operations and Procurement with Fireman’s Fund Insurance Company from 2004 to 2011. Mr. Lopez also spent four years at GE Capital Corporation from 2000 to 2004 as a Systems Analyst and IT Project Manager. Mr. Lopez holds a BS in Industrial Engineering from the University of Puerto Rico.

Vivienne Zimmermann. Ms. Zimmermann joined ProSight in 2014 and, prior to becoming Chief Customer Experience Officer in February 2019, served as VP Customer Experience and Director of Operations/IT. Prior to joining ProSight, Ms. Zimmermann founded and operated viviZ from 2008 – 2013, worked at Fireman’s Fund Insurance Company from 2002 to 2006 in various director-level roles ultimately serving as Director of Marketing (Customer Research and Strategies), startup Citadon from 1998 to 2001, and Deloitte & Touche from 1995 to 1998. Ms. Zimmermann holds a BA in Economics from Stanford University.

Robert Bednarik.  Mr. Bednarik joined ProSight in 2010 as President of Program Underwriting — East. From 2014 – 2019, he served as Customer Group President and Niche President before becoming Customer Segment President in March of 2019. Prior to joining ProSight, Mr. Bednarik worked at Fireman’s Fund Insurance Company as Regional Sales Executive from 2005 – 2009, and has an additional 13 years of insurance brokerage experience from time at Acordia (owned by multiple companies during his tenure, ultimately Wells Fargo) from 1992 to 2002 and Aon from 2002 to 2005. Mr. Bednarik holds a BA in Economics from Drew University.

Kevin Topper. Mr. Topper joined ProSight in 2010 and has over 30 years of experience in the media and entertainment insurance industry. Prior to becoming Customer Segment President in November 2019, Mr. Topper served as Niche President and VP of Entertainment Programs. Mr. Topper holds a BA in Political Science and History from the University of Wisconsin — Madison.

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. The following table presents information regarding the members of our Board of Directors.

Name	Age	Position(s)	Director Since
Lawrence Hannon	51	Director, President and Chief Executive Officer	2019
Steven Carlsen	62	Chairperson of the Board	2010
Anthony Arnold	40	Director	2010
Eric W. Leathers	46	Director	2012
Bruce W. Schnitzer	74	Director	2010
Richard P. Schifter	65	Director	2010
Clement S. Dwyer, Jr.	70	Director	2010
Otha T. Spriggs, III	58	Director	2019
Sheila Hooda	61	Director	2019
Magnus Helgason	36	Director	2020

Set forth below is biographical information about each of the directors named in the table above, to the extent not provided under “— Executive Officers”.

Steven Carlsen.   Mr. Carlsen has been President of Shadowbrook Advising since 2006. He is Chairman of the Underwriting Committee of Orchid Underwriters, has been one of its directors since 2014 and served as Chairman of its Board of Directors from 2017 to 2019. Mr. Carlsen was co-founder of Endurance Specialty Holdings where he served from 2001 to 2017, including as its Chief Operating Officer and Chief Underwriting Officer. Mr. Carlsen began his career as a property facultative underwriter from 1979 to 1981 and later as a treaty account executive from 1985 to 1986 for Swiss Reinsurance Company. Mr. Carlsen spent the intervening years, 1981 to 1985, with the Reinsurance Division of Allstate Insurance Company. He joined NAC Re in 1986, ultimately heading their Property and Miscellaneous Treaty Department (which included aviation, marine, surety and finite business). In 1994, Mr. Carlsen served as Chief Underwriter-North America at CAT Limited and in 1997, he co-founded CAT Limited’s finite insurer, Enterprise Re. Since 1999 until he joined Endurance in 2001, Mr. Carlsen worked as a consultant, principally with three Morgan Stanley Private Equity insurance ventures and Plymouth Rock Group. Mr. Carlsen holds a BA in Mathematics from Cornell University and a PhD in Economics from Fordham University’s Graduate School of Arts and Sciences.

Anthony Arnold.   Mr. Arnold is a Managing Director at Goldman Sachs, where he heads Financial and Information Services investing within the Americas Corporate Private Equity business in the Merchant Banking Division. He joined Goldman Sachs in 2001 and became a Managing Director in 2013. Mr. Arnold also serves as a director of Financeit (CommunityLend Holdings), Genesis Capital and nanoPay, Inc., and is a board observer at Axioma, Inc. and IrisGuard Holdings Ltd. He previously served as a director of Ipreo and Sigma Electric Products. Mr. Arnold holds a Bachelor of Science in Economics from the University of Bristol, UK.

Eric W. Leathers.   Mr. Leathers has been a partner of Further Global Capital Management since 2018 and serves as a member of its Investment Committee. From 2012 to 2018, he was a Partner of TPG and led the firm’s investment efforts in the financial services sector. He has over 20 years of experience investing across the sector, including in the areas of insurance, asset management, specialty finance and depository institutions. Prior to joining TPG, Mr. Leathers was a Managing Director and Partner with Pine Brook Partners beginning in 2009, where he shared responsibility for the management of the firm’s financial services investment activities. Before joining Pine Brook, he was a Partner at Capital Z Financial Services Partners from 1998 to 2009 and was responsible for sourcing and structuring investments within the financial services industry. Mr. Leathers began his career in the investment banking division of Donaldson, Lufkin and Jenrette from 1995 to 1998, where he specialized in mergers and acquisitions and corporate finance transactions for financial institutions. Mr. Leathers has previously served as a director of several privately-held and publicly-traded companies.

Bruce W. Schnitzer.   Mr. Schnitzer has been a private equity investor since 1985 and the Managing Director and Chairman of Wand Partners, which he founded in 1987. From 1977 to 1985, Mr. Schnitzer was a senior executive and Director of Marsh & McLennan Companies, Inc. He served as President and CEO of Marsh & McLennan, Incorporated from 1983 to 1985 and as Chief Financial Officer of Marsh & McLennan Companies, Inc. from 1977 to 1982. Prior to joining Marsh & McLennan, Mr. Schnitzer was a Vice President at JP Morgan/Morgan Guaranty Trust Company, where he served since joining the firm in 1967 and last served as Vice President and head of Mergers and Acquisitions. Mr. Schnitzer is a director of several Wand portfolio companies. In addition, he is Chairman of the Institute of Human Origins. Mr. Schnitzer holds an MBA and BBA, both from the University of Texas.

Richard P. Schifter.   Mr. Schifter has been a Senior Advisor at TPG since 2013 and was a partner at TPG from 1994 through 2013. Prior to joining TPG, Mr. Schifter was a partner at the law firm of Arnold & Porter in Washington, D.C., where he specialized in bankruptcy law and corporate restructuring. He joined Arnold & Porter in 1979 and was a partner from 1986 through 1994. Mr. Schifter currently serves on the boards of directors of Avianca Holdings, S.A. and LPL Financial Holdings Inc. Mr. Schifter also serves on the Board of Overseers of the University of Pennsylvania Law School. In addition, Mr. Schifter is a member of the Board of Directors of the American Jewish International Relations Institute and a member of the national advisory board of Youth, I.N.C. (Improving Non-Profits for Children). Mr. Schifter previously served on the boards of directors of Caesars Entertainment Corporation from 2017 through 2019, American Airlines Group, Inc. from 2013 through 2018, Direct General Corporation from 2011 to 2016, Ariel Holdings, Ltd. From 2006 to 2012, Endurance Specialty Reinsurance from 2004 to 2006, American Beacon Advisors, Inc. from 2008 through 2015, Republic Airways, Inc. from 2009 through 2013, EverBank Financial Corporation from 2010 to 2017, Ryanair Holdings, PLC from 1996 through 2003, America West Holdings Inc. from 1994 to 2005, U.S. Airways Group Inc. from 2005 to 2006 and Midwest Airlines, Inc. from 2007 to 2009. Mr. Schifter holds a JD from the University of Pennsylvania Law School and a BA from George Washington University.

Clement S. Dwyer, Jr.   Mr. Dwyer is Chairman of American Overseas Group Ltd. and a Managing Member of Snow Squall LLC. He serves on the boards of directors of Dowling & Partners Holdings LLC, Old American Holdings LLC and Old American Insurance Investors. Mr. Dwyer was previously with Guy Carpenter & Co., Inc. from 1970 to 1996, ultimately serving as a Director & Executive Vice President, President & Chief Executive Officer of Signet Star Holdings, Inc. in 1996, and President of URSA Advisors, a consulting firm, from 1997 to 2015, through which he served as an advisor to various investment funds, including certain funds associated with The Beekman Group LLC from 2006 to 2014. He also served on the board at Montpelier Re Holdings Ltd., Holborn Corp., Orpheus Group Ltd., RAM Reinsurance Co. Ltd, Vanbridge Holdings LLC and Grandparents.com, Inc. On April 14, 2017, Grandparents.com, Inc. filed for Chapter 11 bankruptcy protection and its liquidation plan was approved by the U.S. Bankruptcy Court on September 20, 2017. Mr. Dwyer received his undergraduate degree from Tufts University.

Otha T. Spriggs, III.   Mr. Spriggs is the former President and CEO of The Executive Leadership Council, having served in that role from 2018 until December 31, 2019. He is a former member of the boards of TIAA, FSB (TIAA Direct), Savannah State University’s College of Business Administration, and the Institute for Corporate Productivity. Mr. Spriggs recently served as Senior Executive Vice President and Chief Human Resources Officer at TIAA from 2012 to 2018, where he led all aspects of human resources strategy and execution for the company’s global workforce. He joined TIAA from Boston Scientific, where he was Chief Human Resources Officer from 2009 to 2012. Previously, Mr. Spriggs served as Senior Vice President of Human Resources, Chief Diversity Officer, and President of the Cigna Foundation at Cigna from 2001 to 2009. Mr. Spriggs also held executive leadership roles at The Home Depot from 1999 to 2001 and Levi Strauss & Co. from 1996 to 1998. He holds a bachelor’s degree in business administration from Towson University.

Sheila Hooda.   Ms. Hooda is the CEO of Alpha Advisory Partners, a company that advises on strategy, turnaround and transformation, customer centricity and digital business models for companies in the financial and business services sectors. She serves on the board of Mutual of Omaha Insurance Company, where she is a member of its Audit and Compensation committees, and Virtus Investment Partners, where she is a member of its Audit and Risk & Finance Committees. Prior to founding Alpha Advisory Partners in 2013, she served as the global head of strategy and business development in the Financial & Risk division, Investors segment at Thomson Reuters, and earlier as senior managing director in strategy, M&A and corporate development roles at TIAA. Ms. Hooda previously was managing director in the Global Investment Banking Division at Credit Suisse, and prior leadership roles include Bankers Trust,

Andersen Consulting and McKinsey & Co. Ms. Hooda is an alumna of the Indian Institute of Management, Ahmedabad and has an MBA from the University of Chicago Booth School of Business.

Magnus Helgason.  Mr. Helgason is a Vice President at Goldman Sachs, where he focuses on Financial Services investing within the Americas Corporate Private Equity business in the Merchant Banking Division. He joined Goldman Sachs in 2013 and was named Vice President in 2016. Prior to joining the firm, Mr. Helgason served as Director - Asset & Liability Management at Landsbankinn. Mr. Helgason also serves on the board of Genesis Capital. Mr. Helgason holds a Bachelor of Science in Industrial Engineering from the University of Iceland and MBA from Columbia Business School, where he graduated with Dean’s Honors.

As discussed under “Certain Relationships and Related Party Transactions — Stockholders’ Agreement”, the principal stockholders have the right to designate for election certain of our directors.

There are no family relationships between any of our executive officers or directors.

Board Committees and Corporate Governance

Our Board of Directors has five standing committees: Audit Committee, Compensation Committee, Nominating and Governance Committee, Investment Committee and Risk Committee.

Each of our directors other than Mr. Hannon is independent under the NYSE listing rules (an “independent director”). In assessing the independence of directors, the Board of Directors considers the relationships of Messrs. Arnold and Helgason with Goldman Sachs and of Messrs. Leathers and Schifter with TPG, as described in their respective biographical information above.

Audit Committee

Ms. Hooda and Messrs. Schifter, Dwyer and Schnitzer serve on our Audit Committee, which is chaired by Mr. Schnitzer. All members of our Audit Committee qualify as independent under the NYSE listing rules and SEC Rule 10A-3 under the Exchange Act. Each independent member of our Audit Committee is financially literate, and each of Messrs. Dwyer and Schnitzer is an “audit committee financial expert” as used in Item 407 of SEC Regulation S-K.

The purpose of the Audit Committee is to assist the Board of Directors’ oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The responsibilities of the Audit Committee include:

•

appointment, compensation, retention and oversight of the work of our independent auditors and any other registered public accounting firm engaged for the purpose of preparing or issuing an audit report or to perform audit, review or attestation service;

•	pre-approval, or the adoption of appropriate procedures to pre-approve, all audit and non-audit services to be provided by our independent auditors;
•	consideration of reports or communications submitted to the Audit Committee by our independent auditors, including reports and communications related to the overall audit strategy;
•

meeting with management and our independent auditors to discuss the scope of the annual audit, to review and discuss our financial statements and related disclosures, to discuss any significant matters arising from any audit and any major issues regarding accounting principles and financial statement presentations;

•	discussing with the General Counsel any significant legal, compliance or regulatory matters that may have a material effect on our financial statements, business or compliance policies; and

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Our Audit Committee Charter is available on our website.

Compensation Committee

Mr. Carlsen, Ms. Hooda, Mr. Leathers and Mr. Spriggs serve on our Compensation Committee, which is chaired by Mr. Spriggs. The responsibilities of the Compensation Committee include:

•

reviewing and approving corporate goals and objectives relevant to the compensation of the Chief Executive Officer (“CEO”), evaluating his performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board of Directors), determining and approving his compensation level based on this evaluation;

•

reviewing and recommending to the Board of Directors for approval corporate goals and objectives relevant to non-CEO compensation, evaluating their performance in light of those goals and objectives and determining and recommending to the Board of Directors for approval their compensation levels based on this evaluation;

•	reviewing and recommending to the Board of Directors for approval any new equity compensation plan or any material change to an existing plan;
•	in consultation with management, together with the Board of Directors, overseeing regulatory compliance with respect to compensation matters; and
•	approving awards of cash or equity compensation or any changes to the compensation for the CEO and our other senior executive officers in amounts of less than $250,000 per individual.

Our Compensation Committee Charter is available on our website.

Nominating and Governance Committee

Mr. Carlsen, Mr. Dwyer, Ms. Hooda and Mr. Schifter serve on our Nominating and Governance Committee, which is chaired by Ms. Hooda. The responsibilities of the Nominating and Governance Committee include:

•	identifying and recommending director nominees, consistent with criteria approved by the Board of Directors;
•	developing and recommending to the Board of Directors standards to be applied in making determinations as to the absence of material relationships between us and a director; and
•	developing and recommending corporate governance guidelines to the Board of Directors.

Our Nominating and Governance Committee Charter is available on our website.

Investment Committee

Messrs. Arnold, Spriggs, Hannon and Schifter serve on our Investment Committee, which is chaired by Mr. Arnold. The responsibilities of the Investment Committee include reviewing and making recommendations to the Board of Directors with respect to our investment approach, strategy and guidelines, portfolio composition and investment performance.

Our Investment Committee Charter is available on our website.

Risk Committee

Messrs. Carlsen, Hannon and Leathers serve on our Risk Committee, which is chaired by Mr. Carlsen. The responsibilities of the Risk Committee include assisting the Board of Directors in overseeing and reviewing information regarding enterprise risk management, including significant policies, procedures and practices employed to manage risk.

Our Risk Committee Charter is available on our website.

Lead Director

If at any time the Chairman of the Board of Directors is not an independent director, the Board of Directors will designate a “lead director” who is an independent director. The lead director presides over meetings of the directors when the Chairman of our Board of Directors is absent, that are held by non-management directors without any management directors present and that are held by independent directors.  We do not currently have a lead director.

The lead director has, among other things, the authority to:

•	call meetings of the independent directors;
•	consult on and approve meeting agendas and schedules of our Board of Directors;
•

serve as a liaison between the non-management directors and the Chairman, as a contact person to facilitate communications by our employees, stockholders and others with the non-management directors; and

•	review the quality, quantity, appropriateness and timeliness of information provided to our Board of Directors.

Code of Ethics and Conduct

In accordance with the NYSE listing requirements and SEC rules, we have adopted a code of business conduct and ethics that applies to all of our employees, the members of our Board of Directors and our officers. The full text of the code is available on the Investor Relations section of our website. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

NYSE Independence Requirements

Because the principal stockholders own a majority of our stock, we are a “controlled company” for purposes of the NYSE listing rules. Accordingly, our Board of Directors is not required to have a majority of independent directors and our Compensation Committee and Nominating and Governance Committee is not required to meet the director independence requirements to which we would otherwise be subject until such time as we cease to be a “controlled company.” Notwithstanding this exemption, our Board of Directors, Compensation Committee and Nominating and Governance Committee currently meet the director independence requirements under the NYSE rules.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee are current or former officers or employees of the Company. We are party to certain transactions with the principal stockholders described in “Certain Relationships and Related Party Transactions.” None of our executive officers serves as a director or member of a compensation committee of another entity.

Item 11. Executive Compensation

Our executive compensation program is designed to attract, motivate and retain high quality leadership and incentivize our executive officers to achieve performance goals over the short- and long-term, which also aligns the interests of our executive officers with those of our stockholders.

Our named executive officers (or “NEOs”) for 2019, who consist of each person that served as our principal executive officer during 2019 and our two other most highly compensated executive officers, were:

•	Lawrence Hannon, our President and Chief Executive Officer since May 1, 2019, who previously served as Chief Operating Officer;
•	Anthony S. Piszel, Chief Financial Officer;
•	Robert Bailey, Chief Underwriting and Risk Officer; and
•

Joseph J. Beneducci, our former Chief Executive Officer and Chairman of the Board of Directors, who, as of May 1, 2019, served as our Executive Chairman until his resignation as Executive Chairman, effective as of February 1, 2020.

Summary Compensation Table

The following table presents compensation awarded to, earned by and paid to our named executive officers for the fiscal year ended December 31, 2019:

Name and Principal Position	Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Lawrence Hannon. President and Chief Executive Officer(4)	2019 2018	$718,125 $465,479	$5,376,463 $299,823	$1,125,000 $695,250	$14,000 $13,750	$7,233,588 $1,474,302
Anthony S. Piszel Chief Financial Officer	2019 2018	$479,813 $435,054	$2,983,337 $225,741	$555,750 $800,400	$0 $0	$4,018,900 $1,461,195
Robert Bailey Chief Underwriting and Risk Officer	2019 2018	$445,003 $409,500	$4,777,429 $299,823	$439,000 $200,000	$14,000 $13,750	$5,675,432 $923,073
Joseph J. Beneducci Former Chief Executive Officer and Chairman(5)	2019 2018	$883,438 $767,812	$0 $758,193	$354,000 $2,124,375	$14,000 $20,903	$1,251,438 $3,671,283

(1)

For 2019, the amounts represent the grant date fair value, as determined in accordance with Financial Accounting Standards Board (“FASB”) codified in Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”), of equity-based awards granted to NEOs in July 2019 as follows: Mr. Hannon — 17,857 time-vesting RSUs granted in respect of 2019, 17,857 performance-vesting RSUs granted in respect of 2019, 223,319 supplemental RSUs, and 125,000 founders grant RSUs; Mr. Piszel — 16,369 time-vesting RSUs granted in respect of 2019, 16,369 performance-vesting RSUs granted in respect of 2019 and 180,357 supplemental RSUs; and Mr. Bailey — 7,441 time-vesting RSUs granted in respect of 2019, 7,441 performance-vesting RSUs granted in respect of 2019, 201,364 supplemental RSUs, and 125,000 founders grant RSUs.  The grant date fair value of the 2019 performance-vesting RSUs, assuming maximum performance, is as follows: Mr. Hannon, $375,003, Mr. Piszel, $343,753 and Mr. Bailey, $156,251.  The supplemental RSU awards and founders grant RSU awards are special one-time initial public offering (“IPO”) awards.  Specifically, the supplemental RSUs were granted in exchange for the forfeiture of certain profits interests awards (“P Shares”) the NEOs held prior to the IPO, and the founders RSUs were granted to Messrs. Hannon and Bailey due to the role they played in founding the Company.  For 2018, the amounts represent the grant date value of the P Share awards granted in March 2018 under the PGHL Amended and Restated 2010 Equity Incentive Plan, effective November 23, 2010, and amended and restated as of February 2015 (the “2010 Plan”). The number of P Shares granted to each NEO was: Mr. Beneducci — 195,899 P Shares; Mr. Hannon — 77,467 P Shares; and Mr. Piszel — 58,326 P Shares; and Mr. Bailey — 77,467 P Shares.  As part of the IPO, the NEOs (other than Mr. Beneducci) forfeited all outstanding P Shares and were granted supplemental RSUs. On May 3, 2019, we entered into a Transition and Separation Agreement with Mr. Beneducci, pursuant to which Mr. Beneducci resigned from his positions as Chief Executive Officer and President of the Company, effective May 1, 2019, and agreed to serve as Executive Chairman of the Board through an agreed transition period. Mr. Beneducci forfeited all of his P Shares as of the date of his separation agreement.  On January 23, 2020, we entered into an amendment to the Transition and Separation Agreement with Mr. Beneducci. See “— Narrative Disclosure to Summary Compensation Table, Employment Agreements” below for more information regarding these agreements.

(2)

The amounts in this column represent annual incentive cash awards earned under the Company’s Short Term Incentive Program (the “STIP”) for 2018 and 2019 performance as determined by the Compensation Committee in the first quarter of 2019 and 2020, respectively. See “— Annual Incentive Awards” below for more information.

(3)	The items comprising “All Other Compensation” for 2019 are:

Name	Contributions to Defined Contribution Plans(a)	Insurance Premiums(b)	Total
Joseph J. Beneducci	$ 14,000	$ 0	$ 14,000
Lawrence Hannon	$ 14,000	$ 0	$ 14,000
Robert Bailey	$ 14,000	$ 0	$ 14,000

(a)	Represents matching contributions made by ProSight under its 401(k) plan. See “— Retirement Benefits” below for more information.
(b)	Represents life insurance premiums paid by ProSight for the benefit of Mr. Beneducci.

The items comprising “All Other Compensation” for 2018 are:

Name	Contributions to Defined Contribution Plans(a)	Insurance Premiums(b)	Total
Joseph J. Beneducci	$ 13,750	$ 7,153	$ 20,903
Lawrence Hannon	$ 13,750	$ 0	$ 13,750
Robert Bailey	$ 13,750	$ 0	$ 13,750

(4)	Effective May 1, 2019, the Board appointed Mr. Hannon to serve as President and Chief Executive Officer of the Company and as a director.
(5)	Mr. Beneducci resigned from his positions as Chief Executive Officer and President of the Company, effective May 1, 2019, and served as Executive Chairman of the Board until February 1, 2020.

Narrative Disclosure to Summary Compensation Table

The following describes the material elements of our compensation program for the year ended December 31, 2019 as applicable to our NEOs and reflected in the Summary Compensation Table above.

Base Salary

Each NEO’s base salary is a fixed component of compensation for each year for performing specific job duties and functions. The total base salaries earned by our NEOs in 2019 are disclosed in the Summary Compensation Table above.

Base salaries for our NEOs are reviewed periodically and adjusted when our Compensation Committee determines an adjustment is appropriate.

Annual Incentive Awards

Each named executive officer is eligible to receive a discretionary annual bonus under the Company’s STIP administered by the Company, under which awards are granted on an annual basis at the discretion of the Compensation Committee. For 2019, the total STIP pool for all employees was equal to $12.1 million. The Compensation Committee has the discretion to increase or decrease the size of the STIP pool based on factors such as relative industry performance and investments in medium to long-term initiatives, and also has the sole discretion to determine the actual amounts earned for all NEOs. The amounts earned by the NEOs for 2019 are provided in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. We expect to pay annual bonuses under the 2019 STIP entirely in cash and by March 15, 2020.

For 2020, the CEO’s annual bonus under the STIP will be determined by measuring certain metrics against performance goals set by the board, and will result in a CEO bonus ranging from 0% to 150% of a board set target.  These performance metrics and their relative weightings are:

•	GWP from Customer Segments - 20% weight
•	Net loss ratio - 20% weight
•	Net expense ratio - 20% weight
•	Adjusted operating return on equity - 40% weight

2020 annual bonuses under the STIP in respect of our executive officers (excluding the CEO) and certain other key employees will closely conform to the same formula. Any annual bonuses under the STIP will be paid in cash no later than March 15th of the calendar year following the calendar year in which the bonus was earned.

The CEO’s bonus is determined by the Compensation Committee in its sole discretion, by measuring the Company’s actual financial performance against performance goals. The Compensation Committee, however, has additional discretion related to the CEO’s bonus in connection with the Company’s achievement in respect of (i) diversity and inclusion, (ii) talent management, (iii) Company culture and (iv) environmental, social and governance issues.

Long-Term Incentive Plan Awards

Prior to the IPO, long-term incentive plan awards were granted under the 2010 Plan.  RSUs awarded to our NEOs under the 2010 Plan generally vested 50% on each of the 1st and 2nd anniversaries of grant subject to continued employment and automatically upon a change in control, a termination of employment due to death, disability, or by us without cause, or upon the NEO’s resignation for good reason. Vested RSUs settle on the earliest to occur of (1) the 5th anniversary of grant, (2) a separation from service, (3) a change in control or (4) the death or disability of the grantee.  In 2016, Mr. Beneducci was granted performance-vesting RSUs that vest upon the consummation of a transaction in which the principal stockholders dispose of at least 80% of their shares, provided that the principal stockholders receive certain minimum returns.  These RSUs did not vest in connection with our IPO and instead converted into 64,600 unvested performance-based RSUs.  P Share awards were also granted under the 2010 Plan as a form of long-term incentive awards.  All outstanding P Share awards were forfeited immediately prior to the IPO.

Our board of directors adopted our 2019 Equity Incentive Plan (the “2019 Plan”) in connection with the IPO to replace our 2010 Plan. RSUs outstanding under our 2010 Plan prior to the IPO converted into RSUs based on shares of common stock of the Company under our 2019 Plan and otherwise continue to be governed by their existing terms prior to the IPO.

During 2019, our NEOs received the following long-term incentive awards under our 2019 Plan:

2019 Long-Term Equity Incentive Plan Awards

On July 25, 2019, each of our NEOs other than Mr. Beneducci was granted 2019 annual long-term incentive awards, 50% of which are in the form of time-vesting RSUs and 50% of which are in the form of PSUs.

The time-based RSUs will vest annually over three years, subject to continued employment through each such date, provided that (i) upon the executive’s termination of employment due to death or “disability” (as defined in the 2019 Plan) or, during the six months preceding or 24 months following a change in control, upon the executive’s termination of employment by us without “cause” or by the executive for “good reason” (in each case, as defined in the 2019 Plan), the time-based RSUs will vest in full and (ii) upon the executive’s termination of employment by us without cause or by the executive for good reason in the absence of a change in control, a pro-rated portion of the unvested RSUs will vest.

The PSUs will vest based on the compound book value per share growth over a three-year performance period from January 1, 2019 through December 31, 2021, subject to continued employment through the third anniversary of the grant date, provided that (i) upon the executive’s termination of employment due to death or disability or, during the six months preceding or 24 months following a change in control, upon the executive’s termination of employment by us without cause or by the executive for good reason, the performance-based RSUs will vest based on target performance if the performance period is not complete and actual performance if the performance period is complete and (ii) upon the executive’s termination of employment by us without cause or by the executive for good reason in the absence of a change in control, a pro-rated portion of the PSUs will vest based on actual performance on the third anniversary of the grant date.  PSUs may vest from 0% to 150% of target depending on the level of achievement of the performance metrics.

The 2019 annual long-term incentive awards were equal to 5/12 of each NEO’s target annual long-term equity award opportunity.

Supplemental RSU Awards

In connection with the IPO, on July 25, 2019, each of our NEOs other than Mr. Beneducci was granted a supplemental equity award in the form of time-vesting RSUs, 25% of which were vested on grant date, 25% of which will vest on the second anniversary of the grant date and 50% of which will vest on the third anniversary of the grant date, provided that upon the executive’s termination of employment due to death or disability or upon the executive’s termination of employment by us without cause or by the executive for good reason, the time-based RSUs will vest in full. The supplemental RSUs were granted to each NEO in exchange for each NEO’s forfeiture of his P Shares awards.

Founders Grant RSU Awards

In connection with the IPO, on July 25, 2019, Messrs. Hannon and Bailey were also granted a founders grant award in the form of time-vesting RSUs, which will cliff vest on the third anniversary of the grant date, provided that the time-based RSUs will vest in full upon the executive’s termination of employment due to death or disability or the executive’s termination of employment by us without cause or by the executive for good reason.

Employee Benefits and Perquisites

Our NEOs are eligible to participate in our health and welfare plans to the same extent as are all full-time employees generally. We generally do not provide our NEOs with perquisites or other personal benefits. In addition, we reimburse our NEOs for their necessary and reasonable business and travel expenses incurred in connection with their services to us, and our NEOs are entitled to indemnification for the term of their employment and for six years thereafter pursuant to the terms of their employment agreements.

Retirement Benefits

We maintain a 401(k) plan for employees. The 401(k) plan is intended to qualify under Section 401(k) of the Code, so that contributions to the 401(k) plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn, and so that contributions made by us, if any, will be deductible by us when made. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limits and have the amount of such reduction contributed to their 401(k) plan account. The 401(k) plan permits us to make contributions up to the limits allowed by law on behalf of all eligible employees. In 2019 we elected to make matching contributions to eligible participants in an amount up to 100% of the first 4% of eligible compensation and 50% of the next 2% of eligible compensation contributed to the plan as deferral contributions. In 2020, we have elected to make matching contributions to eligible participants in an amount up to 100% of the first 6% of eligible compensation.

Nonqualified Deferred Compensation

Our NEOs did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during 2019.

Employment Agreements

The Company entered into new employments with each of Messrs. Hannon, Piszel and Bailey in connection with the IPO (collectively, the “New Employment Agreements”).

The initial term of each New Employment Agreement commenced on July 29, 2019, the date of the completion of the IPO and will continue until the earlier of the termination of the executive’s employment or the third (3rd) anniversary of the completion of the IPO, with automatic one-year extensions unless either party under the agreement elects to not extend the term. Pursuant to the New Employment Agreements, the NEOs will receive an annual base salary as follows: Mr. Hannon: $900,000, Mr. Piszel: $550,000, and Mr. Bailey: $500,000. Each of the executives are also eligible to participate in the Company’s (i) short-term incentive plan with a target annual bonus opportunity as follows: Mr. Hannon: 100% of base salary, Mr. Piszel: 100% of base salary and Mr. Bailey: 75% of base salary, and (ii) long-term incentive plan with a target annual equity award opportunity as follows: Mr. Hannon: 133% of base salary, Mr. Piszel: 157% of base salary for each of the years 2020 and 2021, and 200% of base salary for the year 2022 and thereafter and Mr. Bailey: 100% of base salary.

Under each of the New Employment Agreements, the executives are entitled to receive certain benefits upon certain terminations of employment. In the event of the executive’s termination of employment by the Company without “cause” (including due to the non-renewal of the term by the Company) or a resignation by the executive for “good reason” (each term as defined in the New Employment Agreements), subject to the effectiveness of a release in favor of the Company, the executives would be entitled to (i) a severance amount equal to one times the sum of (a) base salary plus (b) target bonus, paid in installments over the one-year period following termination and (ii) a pro rata annual bonus for the year of termination based on target performance, paid in a lump sum, provided that if qualifying termination of employment takes place during the six-month period preceding or 24-month period following a change in control (as defined in the New Employment Agreements), the severance amount described in subsection (i) will be paid in a lump sum.

In the event of the executive’s termination of employment due to his death or “disability” (as defined in the New Employment Agreements), the executive will be entitled to receive a pro-rated annual bonus for the year of termination based on target performance.

Upon a termination of employment due to the non-renewal of the term by the executive, the executive will be entitled to receive a pro-rated annual bonus for the year of termination based on actual performance.

In addition, the New Employment Agreements contain perpetual provisions governing the nondisclosure and nonuse of confidential information of the Company and non-competition and non-solicitation restrictive covenants, which remain in existence for one year following a termination of employment for any reason; provided that the non-competition restrictive covenant will apply for two years with respect to competitive enterprises in which any of the founders are employed and for two years following a termination of employment, each executive will be restricted from soliciting any of the founders from joining a competitive enterprise; and provided further that upon a termination of the executive’s employment without “good reason,” the executive will be subject to a one-year non-solicitation covenant and the Company can elect to enforce a one-year non-competition covenant if the Company pays the executive the severance amount described above.

Mr. Beneducci

As of December 31, 2018, Mr. Beneducci was party to an employment agreement with ProSight Specialty Insurance Holdings, Inc. (which merged with and into the Company on March 14, 2014).

On May 3, 2019, the Company and Mr. Beneducci entered into a Transition and Separation Agreement (the “Separation Agreement”), which superseded and replaced Mr. Beneducci’s employment agreement, except as otherwise provided in the Separation Agreement. The Separation Agreement provided for Mr. Beneducci’s resignation as our Chief Executive Officer and President effective as of May 1, 2019 and the termination of his employment on the earlier of (such termination of employment a “Qualifying Termination”) (i) the announcement of our Q1 2020 earnings; (ii) May 15, 2020 or (iii) the termination of Mr. Beneducci’s employment by us without “cause” or a resignation by Mr. Beneducci for “good reason.” Pursuant to the Separation Agreement, from May 1, 2019 until his termination of employment, Mr. Beneducci served as Executive Chairman of our Board of Directors and provided transition services to us as an employee, which services included preparing for the IPO and facilitating an orderly transition of the CEO role. Mr. Beneducci was paid a base salary at an annual rate of $950,000.

Subject to Mr. Beneducci’s execution of a general release of claims and his compliance with the applicable restrictive covenants, in the event of a Qualifying Termination, Mr. Beneducci was entitled to the following severance payments and benefits:

•	$3,600,000, paid quarterly in equal installments during the twenty-four month period following the termination date;
•	A pro-rated annual bonus for January 1, 2019 through May 1, 2019, based on actual performance and paid in a lump sum;
•	A lump-sum payment equal to $675,000, subject to Mr. Beneducci’s fulfillment of his transition services;
•	An amount equal to $3,000,000, subject to Mr. Beneducci substantially fulfilling his transition services and payable quarterly during the eighteen-month period following the termination date; and
•	Following the termination date, Mr. Beneducci will be permitted to sell any shares of the issuer in the offering, subject to any underwriter or insider lock-up periods.

The Separation Agreement also included the following (i) a non-competition covenant for the later of twenty-four (24) months following May 1, 2019 and twelve (12) months following the termination date and (ii) a non-solicitation covenant for the later of thirty (30) months following May 1, 2019 and eighteen (18) months following the termination date.  Per the terms of the Separation Agreement, Mr. Beneducci’s P Share Grants were forfeited as of the date of the Separation Agreement. Mr. Beneducci’s outstanding RSUs will be treated in accordance with the terms of the applicable award agreements.

On January 23, 2020, in connection with Mr. Beneducci’s resignation as Executive Chairman of the Company, the Company and Mr. Beneducci entered into an amendment to the Separation Agreement (the “Amendment”), which, among other things, provides that, subject to a general release of claims, Mr. Beneducci will be entitled to (i) lump sum payments of $354,000 and $675,000, (ii) an amount equal to $3,000,000, payable quarterly in advance for the succeeding quarter in equal installments during the eighteen (18) month period following February 1, 2020, and (iii) settlement of 66,415 vested restricted stock units into shares of common stock of the Company, on the date that is 181 days after February 1, 2020. In addition, the Amendment provides that, notwithstanding the restrictive covenants of the Separation Agreement, Mr. Beneducci is permitted to form, own and operate an insurance brokerage entity to underwrite, bind, and service insurance policies in customer niches where the Company supports captives exclusively for the Company pursuant to a Niche Management Agreement. Other than permitting Mr. Beneducci’s operation of such brokerage, the restrictive covenant provisions in the Separation Agreement described above remain unchanged.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2019, our named executive officers held outstanding equity-based awards as listed in the table below:

Stock Awards
Name	Number of Unearned Shares or Units That Have Not Yet Vested (#)	Market Value of Unearned Shares or Units That Have Not Yet Vested ($)(6)
Lawrence Hannon	17,857(1) 17,857(2) 167,489(3) 125,000(4)	$288,033 $288,033 $2,701,598 $2,016,250
Anthony S. Piszel	16,369(1)	$ 264,032
	16,369(2) 135,268(3)	$264,032 $2,181,873
Robert Bailey	7,441(1) 7,441(2) 151,023(3) 125,000(4)	$120,023 $120,023 $2,436,001 $2,016,250
Joseph J. Beneducci	64,600(5)	$ 1,041,998

(1)	Represents outstanding unvested time-vesting RSU awards granted in connection with our IPO that will vest in three annual installments on each of July 25, 2020, July 25, 2021 and July 25, 2022.
(2)

Represents outstanding unvested performance-vesting RSU awards granted in connection with our IPO assuming target performance. These RSUs will vest on the third anniversary of grant (July 25, 2022) based on the compound book value per share growth over a three-year performance period from January 1, 2019 through December 31, 2021.

(3)

Represents the remaining outstanding tranches of unvested supplemental RSU awards granted in connection with our IPO.  Such awards are time-vesting RSUs, 25% of which were vested on grant date, 25% of which will vest on the second anniversary of the grant date, July 25, 2021 and 50% of which will vest on the third anniversary of the grant date, July 25, 2022.

(4)	Represents outstanding founders grant awards that will cliff vest on the third anniversary of the grant date, July 25, 2022.
(5)

Represents outstanding unvested RSUs granted to Mr. Beneducci on March 7, 2016 under the 2010 Plan, which vest upon the consummation of a transaction in which the principal stockholders dispose of at least 80% of their PGHL shares, provided that the principal stockholders receive certain returns. These RSUs did not vest in connection with the IPO and converted into awards based on shares of the Company.

(6)	Based on the closing price of Company common stock on the NYSE of $16.13 per share on December 31, 2019.

Severance and Change in Control Benefits

Each of Messrs. Hannon, Piszel and Bailey is a party to a New Employment Agreement that provides for severance benefits on certain qualifying terminations of employment.

In the event of the executive’s termination of employment by the Company without “cause” (including due to the non-renewal of the term by the Company) or a resignation by the executive for “good reason” (each term as defined in the New Employment Agreements), subject to the effectiveness of a release in favor of the Company, the executives would be entitled to (i) a severance amount equal to one times the sum of (a) base salary plus (b) target bonus, paid in installments over the one-year period following termination and (ii) a pro rata annual bonus for the year of termination based on target performance, paid in a lump sum, provided that if qualifying termination of employment takes place during the six-month period preceding or 24-month period following a change in control (as defined in the New Employment Agreements), the severance amount described in subsection (i) will be paid in a lump sum.

In the event of the executive’s termination of employment due to his death or “disability” (as defined in the New Employment Agreements), the executive will be entitled to receive a pro-rated annual bonus for the year of termination based on target performance.

Upon a termination of employment due to the non-renewal of the term by the executive, the executive will be entitled to receive a pro-rated annual bonus for the year of termination based on actual performance.

In addition, the terms of each of Messrs. Hannon’s, Piszel’s and Bailey’s outstanding equity awards provide for accelerated vesting on certain qualifying terminations of employment as follows:

(1) 2019 time-based RSUs and PSUs: (i) upon a termination of employment due to death or “disability” (as defined in the 2019 Plan) or, during the six months preceding or 24 months following a change in control, upon the executive’s termination of employment by us without “cause” or by the executive for “good reason” (in each case, as defined in the 2019 Plan), the time-based RSUs will vest in full and PSUs will vest based on target performance if the performance period is not complete and actual performance if the performance period is complete and (ii) upon the executive’s termination of employment by us without cause or by the executive for good reason in the absence of a change in control, a pro-rated portion of the unvested RSUs will vest and a pro-rated portion of the PSUs will vest based on actual performance on the third anniversary of the grant date; and

(2) Supplemental RSUs and Founders RSUs will vest in full upon the executive’s termination of employment due to death or disability or upon the executive’s termination of employment by us without cause or by the executive for good reason.

Mr. Beneducci’s employment with the Company ended upon his resignation, effective February 1, 2020.  In connection therewith, the Company and Mr. Beneducci entered into an amendment to his Separation Agreement outlining his severance entitlements.  For more information regarding Mr. Beneducci’s severance entitlements under such arrangement, see “— Narrative Disclosure to Summary Compensation Table, Employment Agreements.”

Director Compensation

The following table sets forth information regarding compensation of our non-employee directors during the year ended December 31, 2019:

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Total ($)
Anthony Arnold(3)	26,042	26,040	52,082
Steven Carlsen	87,500	105,000	192,500
Clement S. Dwyer, Jr.	83,333	95,004	178,337
Eric W. Leathers	26,042	26,040	52,082
Sumit Rajpal(4)	26,042	26,040	52,082
Richard P. Schifter	26,042	26,040	52,082
Bruce W. Schnitzer	83,333	92,498	175,831
Sheila Hooda	39,583	39,578	79,161
Otha T. Spriggs, III	37,500	37,506	75,006
Joseph J. Beneducci(5)	0	0	0
Magnus Helgason(6)	0	0	0

(1)

The amounts in this column represent annual cash retainers and lead director, committee chair and committee membership fees, which, in the case of, Messrs. Arnold, Leathers, Rajpal and Schifter were prorated to reflect the commencement of our post-IPO director compensation program on July 25, 2019 and in the case of Ms. Hooda and Mr. Spriggs were prorated to reflect service commencing on July 25, 2019.

(2)

The amounts in the column represent the grant date fair value, as determined in accordance with FASB ASC Topic 718, of RSU awards granted to non-employee directors pursuant to the 2019 Plan, which, in the case of, Messrs. Arnold, Leathers, Rajpal and Schifter were prorated to reflect the commencement of our post-IPO director compensation program on July 25, 2019 and in the case of Ms. Hooda and Mr. Spriggs were prorated to reflect service commencing on July 25, 2019.  Specifically, each of the non-employee directors was granted RSUs as follows: Messrs. Arnold, Leathers, Rajpal and Schifter – 1,860 each; Mr. Carlsen – 7,500; Mr. Dwyer – 6,786; Mr. Schnitzer – 6,607; Ms. Hooda – 2,827; and Mr. Spriggs – 2,679.

(3)

Mr. Arnold is a managing director of Goldman Sachs & Co. LLC. Goldman Sachs & Co. LLC is a subsidiary of Goldman Sachs.  Mr. Arnold has an understanding with Goldman Sachs pursuant to which he remits cash director fees to Goldman Sachs and he holds non-employee director RSUs for the benefit of Goldman Sachs.

(4)

During the year ended December 31, 2019, Mr. Rajpal was a managing director of Goldman Sachs & Co. LLC. In accordance with the Stockholders’ Agreement, Mr. Rajpal was removed by the GS Investors as a member of our board of directors on February 20, 2020 and Mr. Helgason was designated to take his place. Mr. Rajpal had an understanding with GS Group pursuant to which he remitted cash director fees to Goldman Sachs and he held non-employee director RSUs for the benefit of Goldman Sachs.

(5)

During the year ended December 31, 2019, Mr. Beneducci (who served as our Chief Executive Officer until May 1, 2019 and subsequently provided transition services to the Company as an employee beginning May 3, 2019) did not receive any additional fees, equity awards or other compensation for his services as a member of the Board of Directors. The compensation Mr. Beneducci received during the year ended December 31, 2019 for his services is set forth above under the heading “Summary Compensation Table.”

(6)	In accordance with the Stockholders’ Agreement, Mr. Helgason was designated by the GS Investors and appointed as a member of our board of directors on February 20, 2020.

Prior to the consummation of our IPO, each of our non-employee directors (other than directors designated by the principal stockholders) was entitled to receive an annual cash retainer of $75,000 (paid quarterly) and an annual grant of restricted stock units (“RSUs”) with a value of $75,000. We also reimbursed all non-employee directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties. Such director RSUs were fully vested at grant and are payable upon the first to occur of the grantee’s (i) death or disability, (ii) termination of service to ProSight and (iii) a “change of control”.

In connection with our IPO, we adopted the 2019 Plan which contemplates equity-based and cash-based incentive awards to directors.

We also revised our post-IPO director compensation program. Specifically, following completion of the IPO, each of our non-employee directors will receive an annual cash retainer of $80,000 (paid quarterly) and an annual grant of RSUs with a grant date value of $80,000. The chairperson of the board, in lieu of any additional fees for chair or committee service, will receive a board chairperson fee in the form of a $37,500 annual cash retainer and an annual grant of RSUs with a value of $37,500. While the Company does not currently have a lead director, if there is a lead director of the board in the future, in lieu of any additional fees for chair or committee service, the lead director will receive a lead director fee in the form of a $25,000 annual cash retainer and an annual grant of RSUs with a value of $25,000. Each non-employee director who serves as a committee chair will receive additional chair fees in the form of a $10,000 annual cash retainer and an annual grant of RSUs with a value of $10,000; provided that the chair of the Audit Committee will receive chair fees in the form of a $15,000 annual cash retainer and an annual grant of RSUs with a value of $15,000. Each non-employee director who serves as a member of the committee of the Board will also receive additional committee member fees in the form of a $5,000 annual cash retainer and an annual grant of RSUs with a value of $5,000. Notwithstanding the foregoing, our non-employee directors designated by the principal stockholders (as of the date of this Annual Report on Form 10-K, Messrs. Arnold, Leathers, Helgason and Schifter) will receive director compensation for their services to the Board in an amount equal to $125,000 per year, 50% of which will be paid in cash and 50% of which will be in the form of an annual grant of RSUs with a grant date value equal to $62,500.

Post-IPO director RSUs are fully vested on grant and payable upon the first to occur of a separation of service and a change in control (as defined in the 2019 Plan).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of the shares of our common stock as of February 21, 2020 with respect to:

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, or has the right to acquire beneficial ownership of that security within 60 days. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have or will have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act.

Our calculation of the percentage of beneficial ownership is based on 43,058,266 shares of common stock outstanding as of February 21, 2020.

Common stock subject to vested RSUs or RSUs that will vest within 60 days of February 21, 2020, is deemed to be outstanding for computing the percentage ownership of the person holding these RSUs and the percentage ownership of any group of which the holder is a member but is not deemed outstanding for computing the percentage of any other person.

Except as otherwise indicated, the address for each stockholder listed below is c/o ProSight Global, Inc., 412 Mt. Kemble Avenue, Suite 300, Morristown, NJ 07960.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Owners
Investment funds affiliated with Goldman Sachs (1)(4)	17,008,736	39.5%
Investment funds affiliated with TPG (2)	16,361,109	38.0%
Officers and Directors
Lawrence Hannon (3)	159,304	*
Anthony Arnold (1)(4)	1,860	*
Eric W. Leathers (5)	1,860	*
Magnus Helgason (1)(6)	0	–
Richard P. Schifter (7)	1,860	*
Robert Bailey (8)	112,212	*
Steven Carlsen (9)	77,153	*
Clement S. Dwyer. Jr. (10)	91,730	*
Sheila Hooda (11)	2,827	*
Frank D. Papalia (12)	91,967	*
Anthony S. Piszel (13)	74,477	*
Bruce W. Schnitzer (14)	77,493	*
Otha T. Spriggs, III (15)	2,679	*

Directors and executive officers as a group (13 persons)	695,422	1.6%

(1)

Shares shown as beneficially owned by investment funds affiliated with Goldman Sachs reflect an aggregate of the following record ownership: (i) 14,821,997 shares held by ProSight Investment LLC (ii) 2,183,019 shares held by ProSight Parallel Investment LLC (together with Prosight Investment LLC, the “GS Investment Entities”) and (iii) 3,720 vested non-employee director RSUs held by Mr. Arnold and Mr. Rajpal for the benefit of The Goldman Sachs Group, Inc. (“Goldman Sachs”). ProSight Equity Management Inc. is the managing member of each of the GS Investment Entities, and has voting and investment power over the common stock of the Company owned by the GS Investment Entities. GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P. and GS Capital Partners VI GmbH & Co. are non-managing members of ProSight Investment LLC, and GS Capital Partners VI Parallel, L.P. is a non-managing member of ProSight Parallel Investment LLC (collectively, the “Goldman Sachs Funds”). Mr. Arnold is an officer of ProSight Equity Management Inc. and may be deemed to have shared voting and investment power over, and therefore, may be deemed to have beneficial ownership of, the shares held by the GS Investment Entities. Mr. Arnold disclaims beneficial ownership of the shares of common stock owned directly or indirectly by ProSight Investment LLC, ProSight Parallel Investment LLC, ProSight Equity Management Inc. and the Goldman Sachs Funds, except to the extent of their pecuniary interest therein, if any. The Goldman Sachs Funds disclaim beneficial ownership of all such shares, except to the extent of their pecuniary interest therein, if any. Goldman Sachs and Goldman Sachs & Co. LLC may be deemed to have beneficial ownership (as determined in accordance with the rules of the SEC) of the shares held by the GS Investment Entities. Goldman Sachs and Goldman Sachs & Co. LLC disclaim beneficial ownership of all such shares, except to the extent of their pecuniary interest therein, if any. The address of the Goldman Sachs Funds, Goldman Sachs and Goldman Sachs & Co. LLC is 200 West Street, New York, NY 10282.

(2)

The TPG Funds beneficially own an aggregate of 16,361,109 shares of common stock (the “TPG Shares”) consisting of: (i) 11,619,755 shares held by Prosight TPG, L.P., a Delaware limited partnership, (ii) 9,296 shares held by TPG PS 1, L.P., a Cayman limited partnership, (iii) 176,626 shares held by TPG PS 2, L.P., a Cayman limited partnership, (iv) 4,536,684 shares held by TPG PS 3, L.P., a Cayman limited partnership, and (v) 18,748 shares held by TPG PS 4, L.P., a Cayman limited partnership. The general partner of Prosight TPG, L.P. is TPG

Advisors VI, Inc., a Delaware corporation. The general partner of each of TPG PS 1, L.P., TPG PS 2, L.P., TPG PS 3, L.P. and TPG PS 4, L.P. is TPG Advisors VI-AIV, Inc., a Cayman corporation. David Bonderman and James G. Coulter are sole stockholders of each of TPG Advisors VI, Inc. and TPG Advisors VI-AIV Inc. and may therefore be deemed to be the beneficial owners of the TPG Shares. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Shares except to the extent of their pecuniary interest therein. The address of each of TPG Advisors VI, Inc., TPG Advisors VI-AIV Inc. and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(3)	Includes 45,801 vested RSUs initially granted under the 2010 Plan and 55,831 vested supplemental RSUs granted in connection with the IPO.
(4)

Consists of vested non-employee director RSUs. Mr. Arnold is a Managing Director of Goldman Sachs and is an officer of ProSight Equity Management Inc. As an officer and director of Prosight Equity Management Inc., Mr. Arnold may be deemed to have shared voting and investment power over, and therefore, may be deemed to have beneficial ownership of, the shares held by the GS Investment Entities. Additionally, Mr. Arnold has an understanding with the Goldman Sachs, pursuant to which he holds for the benefit of Goldman Sachs, the non-employee director RSUs issued for service as a member of our board of directors. Mr. Arnold disclaims beneficial ownership of all shares held by the GS Investment Entities and the non-employee director RSUs except to the extent of his pecuniary interest therein, if any.  The address of Mr. Arnold is c/o Goldman Sachs & Co. LLC, 200 West Street, New York, NY 10282.

(5)	Consists of vested non-employee director RSUs.
(6)

Mr. Helgason is a Vice President of Goldman Sachs & Co. LLC. Mr. Helgason disclaims beneficial ownership of all shares held by the GS Investment Entities except to the extent of his pecuniary interest therein, if any.   The address of Mr. Helgason is c/o Goldman Sachs & Co. LLC, 200 West Street, New York, NY 10282.

(7)	Consists of vested non-employee director RSUs.
(8)	Includes 28,049 vested RSUs initially granted under the 2010 Plan and 50,341 vested supplemental RSUs granted in connection with the IPO.
(9)	Includes 46,664 vested RSUs initially granted under the 2010 Plan and 7,500 vested non-employee director RSUs granted in connection with the IPO.
(10)	Includes 46,664 vested RSUs initially granted under the 2010 Plan and 6,786 vested non-employee director RSUs granted in connection with the IPO.
(11)	Consists of vested non-employee director RSUs granted in connection with the IPO.
(12)	Includes 30,252 vested RSUs initially granted under the 2010 Plan and 31,114 vested supplemental RSUs granted in connection with the IPO.
(13)	Includes 18,973 vested RSUs initially granted under the 2010 Plan and 45,090 vested supplemental RSUs granted in connection with the IPO.
(14)	Includes 54,736 vested RSUs initially granted under the 2010 Plan and 6,607 vested non-employee director RSUs granted in connection with the IPO.
(15)	Consists of vested non-employee director RSUs granted in connection with the IPO.

Equity Compensation Plan Information

The following table presents information as of December 31, 2019 with respect to compensation plans under which shares of our common stock may be issued. The equity compensation plans approved by our stockholders include our 2010 Plan, our 2019 Plan and our ESPP.  We adopted the 2019 Plan and terminated the 2010 Plan in connection with the IPO. As a result, no further awards will be made under our 2010 Plan; however, awards granted under our 2010 Plan will continue to be governed by their existing terms.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders	2,205,203(1)	—	3,191,617(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,205,203	—	3,191,617

(1)

Consists of 2,205,203 RSUs outstanding under the 2019 Plan, which includes 564,990 RSUs outstanding that were originally granted under the 2010 Plan.  RSU awards outstanding under our 2010 Plan prior to the IPO converted into RSU awards based on shares of common stock of the Company under our 2019 Plan and otherwise continue to be governed by their existing terms prior to the IPO.

(2)	Includes 2,191,617 shares available for issuance under the 2019 Plan and 1,000,000 shares available for issuance under the ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Stockholders’ Agreement

The Company and, the principal stockholders’ are parties to a stockholders’ agreement, dated July 29, 2019 (the “Stockholders’ Agreement”).  The Stockholders’ Agreement governs the relationship between us and the principal stockholders, including matters related to our corporate governance, rights to designate directors and additional matters.

The Stockholders’ Agreement, among other things, provides that two directors shall be designated for election to the Board of Directors by the GS Investors and two directors shall be designated for election to the Board of Directors by the TPG Investors, in each case so long as such principal stockholder has not transferred more than 75% of its respective initial ownership interest in the Company (such “initial ownership interest” being the number of shares of our common stock held by each principal stockholder, respectively, immediately following the merger of PGHL with and into the Company and prior to the IPO). If either principal stockholder transfers more than 75% of its respective initial ownership interest in the Company, then such principal stockholder shall only be entitled to designate for election one director; and if either principal stockholder transfers more than 90% of its respective initial ownership interest in the Company, then such principal stockholder shall not be entitled to designate any directors for election. Messrs. Arnold and Helgason currently serve as the designees of the GS Investors and Messrs. Leathers and Schifter currently serve as the designees of the TPG Investors. The Stockholders’ Agreement further provides that, at all times, our Board of Directors shall include at least four directors who are unaffiliated with the principal stockholders or the Company (except in their capacity as directors) and who shall also qualify as independent under the NYSE listing rules. The size of our Board of Directors is currently ten directors.

Additionally, because of Goldman Sachs’ status as a bank holding company and election to be treated as a financial holding company under the Bank Holding Company (“BHC”) Act, the Stockholders’ Agreement provides that we are subject to certain covenants for the benefit of Goldman Sachs that are intended to facilitate compliance with the BHC Act. In particular, Goldman Sachs has rights to conduct audits on, and access certain of, our information and has certain rights to review the policies and procedures that we implement to comply with the laws and regulations that relate to our activities. In addition, we are obligated to provide Goldman Sachs with notice of certain events and business activities and cooperate with Goldman Sachs to mitigate potential adverse consequences resulting therefrom, as well as seek consent from them prior to expanding the nature of certain of our activities. These covenants will remain in effect as long as the Federal Reserve deems us to be a “subsidiary” of Goldman Sachs under the BHC Act.

Registration Rights Agreement

In connection with the IPO, the Company entered into a registration rights agreement, dated July 29, 2019 (the “Registration Rights Agreement”), with the principal stockholders and certain members of our management who owned certain equity interests of PGHL prior to the IPO.

Pursuant to the Registration Rights Agreement, the principal stockholders can require us to file one or more registration statements, including a “shelf” registration statement on Form S-3, if and when we become eligible to use such form, with the SEC covering the public resale of registrable securities beneficially owned by the principal stockholders. In addition, the principal stockholders have certain “piggyback” registration rights, pursuant to which they are entitled to register the resale of their registrable securities alongside certain offerings of securities that we may undertake, subject to “cutback” in certain such cases. These registration rights are transferable by the principal stockholders, subject to certain limitations. We will be responsible for the expenses associated with any sale under the agreement by the principal stockholders or management investors, except for underwriting discounts, selling commissions and transfer taxes applicable to such sale. The registration rights agreement will terminate at such time as no registrable securities remain outstanding.

Niche Management Agreement with Altruis Group

On February 4, 2020, we entered into a niche management agreement (the “NMA”) with Altruis Group, LLC (“Altruis”), an independent agency being launched by Mr. Beneducci, our former Executive Chairman.  Pursuant to the NMA, Altruis will be an exclusive distribution partner of the Company in new customer niches where the Company supports captives.  The specific services provided by Altruis and the fees payable to Altruis for such service will be determined on a transaction-by-transaction basis. The Company has not paid any fees to Altruis as of the date of the filing of this Annual Report on Form 10-K.

Historical Related Party Transactions

Investment Advisory Agreements with GSAM

On February 8, 2011, we entered into four individual discretionary advisory agreements through PSIG and each of our insurance subsidiaries with Goldman Sachs Asset Management, L.P. (“GSAM”), an affiliate of Goldman Sachs, whose affiliates are among our principal stockholders, pursuant to which GSAM was appointed an investment adviser, operating within our stated investment guidelines, for accounts representing a certain portion of our assets. Under the four discretionary advisory agreements, GSAM receives annual fees, calculated based upon the aggregate account balances of PSIG and our insurance subsidiaries. In the year ended December 31, 2019, the aggregate fees paid to GSAM pursuant to these agreements were $1.3 million. Each of the four discretionary advisory agreements may be terminated by either GSAM or us effective immediately upon one party’s receipt of written notice from the other party unless a later date is specified in such written notice. GSAM currently serves as our sole investment adviser.

Loans to Executive Officers and Directors

We have made loans to certain executive officers, including the CEO, most of which loans were made in connection with the settlement of RSUs and related tax withholding. See Item 8. Note 10., “Related-Party Information” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. On March 15, 2019, all such loans were repaid.

Policy on Related Party Transactions

Our Board of Directors adopted a written related party transaction approval policy pursuant to which an independent committee, which may be a standing or ad hoc committee comprised of at least three independent directors, of our Board of Directors will review and approve or take such other action as it may deem appropriate with respect to the following transactions:

•

a transaction in which we are a participant and which involves an amount exceeding $120,000 and in which any of our directors, officers or 5% stockholders, or any other “related person” as defined in Item 404 of SEC Regulation S-K (“Item 404”), has or will have a direct or indirect material interest;

•	any material amendment, modification or extension of the Registration Rights Agreement to be entered into with the principal stockholders; and
•	any other transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404.

This policy sets forth factors to be considered by an independent committee in determining whether to approve any such transaction, including the nature of our involvement in the transaction, whether we have demonstrable business reasons to enter into the transaction, whether the transaction would impair the independence of a director and whether the proposed transaction involves any potential reputational or other risk issues.

To simplify the administration of the approval process under this policy, an independent committee may, where appropriate, establish guidelines for certain types of related party transactions or designate certain types of such transactions that will be deemed pre-approved. This policy also provides that the following transactions are deemed pre-approved:

•	decisions on compensation or benefits or the hiring or retention of our directors or executive officers, if approved by the applicable committee of the Board of Directors;
•	the indemnification and advancement of expenses pursuant to our amended and restated certificate of incorporation, bylaws or an indemnification agreement; and
•	transactions where the related person’s interest or benefit arises solely from such person’s ownership of our securities and holders of such securities receive the same benefit on a pro rata basis.

If our Board of Directors appoints an ad hoc independent committee to review and take action with regard to any one or more related party transactions, it has designated an independent director as its “lead director,” and he or she will be a member and the chairperson of the independent committee. A director on any committee considering a related party transaction who has an interest in the transaction will not participate in the consideration of that transaction unless requested by the chairperson of the committee.

This policy does not apply to the implementation or administration of the Stockholders’ Agreement and Registration Rights Agreement with the principal stockholders. Our directors who are also officers of a principal stockholder may participate in the negotiation, execution, implementation, amendment, modification, or termination of these agreements, as well as in any resolution of disputes thereunder, on behalf of either or both of us and the applicable principal stockholder, in each case under the direction of an independent committee or the comparable committee of the board of directors of such principal stockholder.

Our amended and restated certificate of incorporation contains limitations on the obligations of our directors who have certain relationships with a principal stockholder with respect to certain corporate opportunities.

Certain Provisions of our Amended and Restated Certificate of Incorporation

Conflicts of Interest

The Delaware General Corporation Law (the “DGCL”) permits corporations to adopt provisions renouncing any interest or expectancy in certain opportunities that are presented to the corporation or its officers, directors or stockholders. Our amended and restated certificate of incorporation renounces, to the maximum extent permitted from time to time by law, any interest or expectancy that we have in, or right to be offered an opportunity to participate in, specified business opportunities that are from time to time presented to our officers, directors or stockholders or their respective affiliates, other than those officers, directors, stockholders or affiliates who are our or our subsidiaries’ employees. Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, each of the principal stockholders or any of their affiliates or any director who is not employed by us or his or her affiliates will have no duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates. In addition, to the fullest extent permitted by law, in the event that the principal stockholders or any non-employee director acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for themselves or himself or their or his affiliates or for us or our affiliates, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and they may take any such opportunity for themselves or offer it to another person or entity. Our amended and restated certificate of incorporation does not renounce our interest in any business opportunity that is expressly offered to a non-employee director solely in his or her capacity as a director or officer of the Company. To the fullest extent permitted by law, no business opportunity will be deemed to be a potential corporate opportunity for us unless we would be permitted to undertake the opportunity under our amended and restated certificate of incorporation, we have sufficient financial resources to undertake the opportunity and the opportunity would be in line with our business.

Limitation of Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation includes provisions that limit the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors, except to the extent that such limitation is not permitted under the DGCL. Such limitation shall not apply, except to the extent permitted by the DGCL, to (i) any breach of a director’s duty of loyalty to us or our stockholders, (ii) acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) any unlawful payment of a dividend or unlawful stock repurchase or redemption, as provided in Section 174 of the DGCL, or (iv) any transaction from which the director derived an improper personal benefit. These provisions will have no effect on the availability of equitable remedies such as an injunction or rescission based on a director’s breach of his or her duty of care.

Our amended and restated certificate of incorporation and our bylaws provide for indemnification, to the fullest extent permitted by the DGCL, of any person made or threatened to be made a party to any action, suit or proceeding by reason of the fact that such person is or was a director, officer, employee or agent of the Company, or, at the request of the Company, serves or served as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or any other enterprise, against all expenses, judgments, fines, amounts paid in settlement and other losses actually and reasonably incurred in connection with the defense or settlement of such action, suit or proceeding. In addition, we entered into indemnification agreements with each of our executive officers and directors pursuant to which we agreed to indemnify each such executive officer and director to the fullest extent permitted by the DGCL.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Director Independence

See Part III, Item 10. Directors, Executive Officers and Corporate Governance — Board Committees and Corporate Governance in this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Ernst & Young LLP for professional services rendered in the years ended December 31, 2019 and 2018:

	2019	2018
Audit fees	$2,027,000	$2,071,500
Audit-related fees	—	—
Tax fees	190,144	214,580
Other	5,100	5,100
Total	$2,222,244	$2,291,180

Audit Fees. This category includes the audit of our annual consolidated financial statements, reviews of our financial statements included in our Form 10-Qs and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years. This category also includes issuance of consents and comfort letters, advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements.

Audit-Related Fees. This category consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees. This category typically consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

Other. This category includes aggregate fees billed in each of the last two fiscal years for products and services provided by the Ernst & Young LLP, other than the services reported in the categories above.

Pre-Approval Policies and Procedures

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permitted non-audit and tax services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence.  All fees paid to Ernst & Young LLP for our fiscal years ended December 31, 2019 and 2018 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

INDEX TO FINANCIAL STATEMENT SCHEDULES

Reference (Page)
Data Submitted Herewith:

Schedules:

II. Condensed Financial Information of Registrant, as of and for the three years ended December 31, 2019.	167

V. Valuation and Qualifying Accounts for the three years ended December 31, 2019.	170

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Schedule II

ProSight Global, Inc.

Condensed Financial Information of Registrant

Balance Sheets

	December 31
($ in thousands, except per share amounts)	2019	2018
Assets
Investment in subsidiaries	$702,977	$572,435
Cash and cash equivalents	773	522
Total cash and investments	703,750	572,957
Receivables from affiliates	6,580	12,462
Other assets	747	4,591
Total assets	$711,077	$590,010

Liabilities
Payables to affiliates	$1,263	$9,540
Notes payable	164,693	182,355
Loan payable to affiliates	—	3,173
Other liabilities	2,090	5,112
Total liabilities	168,046	200,180

Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,071,186 and 38,864,289 shares issued, 43,058,266 and 38,851,369 shares outstanding in 2019 and 2018, respectively	431	389
Paid-in capital	661,761	607,260
Accumulated other comprehensive income (loss)	37,453	(22,315)
Retained deficit	(156,414)	(195,304)
Treasury shares – at cost (12,920 shares)	(200)	(200)
Total stockholders’ equity	543,031	389,830
Total liabilities and stockholders’ equity	$711,077	$590,010

Schedule II

ProSight Global, Inc.

Condensed Financial Information of Registrant

Statements of Operations

	Years Ended December 31
($ in thousands)	2019	2018	2017
Revenues:
Other income	$33	$165	$630
Total revenues	33	165	630

Expenses:
General and administrative expenses	714	5,325	13,461
Write-off of amounts related to sale of affiliate	—	650	10,622
Intercompany interest expense (income)	18	(27)	(29)
Interest expense	12,795	12,377	12,125
Other expense	8,164	—	—
Total expenses	21,691	18,325	36,179
Loss before federal income taxes	(21,658)	(18,160)	(35,549)
Federal income tax benefit	4,669	3,284	8,341
Net loss from continuing operations before equity in undistributed net income (losses) of subsidiaries	(16,989)	(14,876)	(27,208)
Equity in undistributed net income (losses) of subsidiaries, net of tax	55,879	69,419	(16,785)
Net income (loss)	$38,890	$54,543	$(43,993)

Schedule II

ProSight Global, Inc.

Condensed Financial Information of Registrant

Statements of Cash Flows

	Years Ended December 31
($ in thousands)	2019	2018	2017
Operating Activities:
Net income (loss)	$38,890	$54,543	$(43,993)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issuance costs	338	338	338
Equity in undistributed net (income) losses of subsidiaries, net of tax	(55,879)	(69,419)	16,785
Changes in:
Decrease (increase) in receivables from affiliates	5,882	(9,957)	12,924
(Decrease) increase in payables to affiliates	(8,277)	4,872	(2,121)
Increase (decrease) in other assets	3,844	(1,673)	(1,091)
(Decrease) Increase in loans to affiliates	(3,173)	—	—
Increase in other liabilities	(3,022)	(6,426)	(3,237)
Total adjustments	(60,287)	(82,265)	23,598
Net cash used in operating activities	(21,397)	(27,722)	(20,395)

Investing activities:
Net cash provided by (used in) investing activities	—	—	—

Financing activities
Proceeds from shares issued	50,878	—	32
Proceeds from capital contributions	—	—	49,968
Proceeds from notes payable	—	18,000	—
Repayment of notes payable	(18,000)	—	—
Tax withholding on stock compensation awards	(740)	—	—
Capital contributions to affiliates	(10,490)	9,747	(36,840)
Net cash provided by financing activities	21,648	27,747	13,160
Net increase (decrease) in cash and cash equivalents	251	25	(7,235)
Cash and cash equivalents at beginning of year	522	497	7,732
Cash and cash equivalents at end of year	$773	$522	$497

Schedule V

ProSight Global, Inc.

Allowance for Uncollectible Premiums and Reinsurance Recoverables

	Allowance on	Allowance on
	Premiums	Reinsurance
($ in thousands)	Receivables	Receivables
December 31, 2016	4,699	7,046
Additions	—	—
Deductions	(502)	—
December 31, 2017	$4,197	$7,046
Additions	800	4,510
Deductions	(174)	(1,564)
December 31, 2018	$4,823	$9,992
Additions	2,108	4,581
Deductions	(1,875)	(3,702)
December 31, 2019	$5,056	$10,871

Exhibit Index

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of ProSight Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
3.2	Amended and Restated Bylaws of ProSight Global, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.1*	Form of Specimen Stock Certificate.
4.2	Registration Rights Agreement between ProSight Global Inc. and the Holders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.3*	Description of Securities of ProSight Global, Inc.
10.1	Stockholders’ Agreement among ProSight Global, Inc., the GS Investors and the TPG Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
10.2

Form of Amendment No. 1 to ProSight Global Holdings Limited Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-232440)).

10.3	ProSight Global, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-232440)).
10.4*	Form of Restricted Stock Unit Agreement under ProSight Global Inc. 2019 Equity Incentive Plan.
10.5*	Form of Performance Restricted Stock Unit Agreement under ProSight Global, Inc. 2019 Equity Incentive Plan.
10.6

Form of Supplemental Restricted Stock Unit Agreement under ProSight Global Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, as amended (File No. 333-232440)).

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
10.12

Form of Indemnification Agreement between ProSight Global, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2019).

10.13

Employment Agreement, dated September 14, 2010, between ProSight Specialty Insurance Holdings, Inc. and Joseph Beneducci (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-232440)).

10.14

Amendment to Employment Agreement, dated November 4, 2010, between ProSight Specialty Insurance Holdings, Inc. and Joseph Beneducci (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-232440)).

10.15

Second Amendment to Employment Agreement, dated March 9, 2016, between ProSight Specialty Insurance Holdings, Inc. and Joseph Beneducci (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-232440)).

10.16

Third Amendment to Employment Agreement, dated July 29, 2019, between ProSight Specialty Insurance Holdings, Inc. and Joseph Beneducci (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-232440)).

Exhibit No.	Description of Document

10.17

Transition and Separation Agreement, dated May 3, 2019, between ProSight Global, Inc. and Joseph Beneducci (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-232440)).

10.18*	Amendment to Transition and Separation Agreement, dated January 23, 2020, between ProSight Global, Inc. and Joseph Beneducci.
10.19*	Employment Agreement between ProSight Global, Inc. and Robert Bailey, dated August 7, 2019.
10.20*	Form of Performance Shares Award Agreement under ProSight Global Inc. 2019 Equity Incentive Plan.
10.21*	Form of Restricted Shares Award Agreement under ProSight Global Inc. 2019 Equity Incentive Plan.
21.1	List of Subsidiaries (incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 333-232440).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith

**   These certifications are furnished and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProSight Global, Inc.

Dated: February 24, 2020	By:	/s/ Lawrence Hannon
Lawrence Hannon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Hannon Lawrence Hannon	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2020

/s/ Anthony S. Piszel Anthony S. Piszel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2020

/s/ Steven Carlsen Steven Carlsen	Chairperson of the Board of Directors	February 24, 2020

/s/ Anthony Arnold Anthony Arnold	Director	February 24, 2020

/s/ Clement S. Dwyer, Jr. Clement S. Dwyer, Jr.	Director	February 24, 2020

/s/ Sheila Hooda Sheila Hooda	Director	February 24, 2020

/s/ Eric W. Leathers Eric W. Leathers	Director	February 24, 2020

/s/ Magnus Helgason Magnus Helgason	Director	February 24, 2020

/s/ Bruce W. Schnitzer Bruce W. Schnitzer	Director	February 24, 2020

/s/ Richard P. Schifter Richard P. Schifter	Director	February 24, 2020

/s/ Otha T. Spriggs, III Otha T. Spriggs, III	Director	February 24, 2020