Form 10-K/A
period 2019-12-31
ProSight Global, Inc.
filed 2020-03-10
CIK 1634038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of ProSight Global, Inc. (the “Company”) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2020 (the “Original Filing”). This Amendment No. 1 is being filed solely to correct the following:

•	Table of Contents: the Table of Contents is being amended and restated as an incorrect version was included in the Original Filing; and
•

Part III, Item 11 “Executive Compensation” the Summary Compensation Table is being amended and restated to correct certain amounts provided for Anthony Piszel and Robert Bailey, which were inadvertently misstated in the Original Filing.

In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are including with this Amendment No.1 new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

This Amendment No. 1 does not reflect events occurring after the Original Filing and does not modify or update in any way the disclosures contained in the Original Filing except as set forth above.

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

Summary Compensation Table

The following table presents compensation awarded to, earned by and paid to our named executive officers for the fiscal year ended December 31, 2019:

Name and Principal Position	Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Lawrence Hannon. President and Chief Executive Officer(4)	2019 2018	$718,125 $465,479	$5,376,463 $299,823	$1,125,000 $695,250	$14,000 $13,750	$7,233,588 $1,474,302
Anthony S. Piszel Chief Financial Officer	2019 2018	$479,813 $435,054	$2,983,337 $225,741	$660,000 $875,400	$0 $0	$4,123,150 $1,536,195
Robert Bailey Chief Underwriting and Risk Officer	2019 2018	$445,003 $409,500	$4,777,429 $299,823	$468,750 $412,000	$14,000 $13,750	$5,705,182 $1,135,073
Joseph J. Beneducci Former Chief Executive Officer and Chairman(5)	2019 2018	$883,438 $767,812	$0 $758,193	$354,000 $2,124,375	$14,000 $20,903	$1,251,438 $3,671,283

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

INDEX TO FINANCIAL STATEMENT SCHEDULES

Reference (Page)
Data Submitted Herewith:

Schedules:

II. Condensed Financial Information of Registrant, as of and for the three years ended December 31, 2019.	168

V. Valuation and Qualifying Accounts for the three years ended December 31, 2019.	171

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

ProSight Global, Inc.

Dated: March 10, 2020	By:	/s/ Lawrence Hannon
Lawrence Hannon
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony Piszel
Anthony Piszel
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)