Form 10-Q
period 2020-03-31
ProSight Global, Inc.
filed 2020-05-12
CIK 1634038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 43,342,399 shares of Common Stock ($0.01 par value) outstanding as of May 12, 2020.

PROSIGHT GLOBAL, INC. AND SUBSIDIARIES

ProSight Global, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands except share amounts)	2020	2019
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value (amortized cost $2,038,469 in 2020 and $1,999,403 in 2019, allowance for credit losses $(416) in 2020 and $0 in 2019)	$2,002,420	$2,040,682
Commercial levered loans at amortized cost (fair value $12,246 in 2020 and $13,950 in 2019)	13,725	14,069
Non-redeemable preferred stock securities at fair value (amortized cost $11,669 in 2020 and $0 in 2019)	11,378	—
Limited partnerships and limited liability companies at fair value (cost $67,445 in 2020 and $62,226 in 2019)	65,011	66,660
Short-term investments	19,229	43,873
Total investments	2,111,763	2,165,284
Cash and cash equivalents	43,141	17,284
Restricted cash	8,786	10,213
Accrued investment income	13,812	13,610
Premiums and other receivables, net	156,241	190,004
Receivable from reinsurers on paid losses, net	4,876	3,481
Reinsurance receivables on unpaid losses, net	156,866	193,952
Deferred policy acquisition costs	99,842	98,812
Prepaid reinsurance premiums	40,383	42,861
Net deferred income taxes	20,598	4,803
Goodwill and net intangible assets	29,181	29,189
Fixed assets and capitalized software, net	36,313	37,167
Funds withheld related to sale of affiliate	19,529	19,453
Other assets	21,615	29,537
Assets of discontinued operations	23,342	21,584
Total assets	$2,786,288	$2,877,234

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$1,545,799	$1,521,648
Reserve for unearned premiums	468,486	483,223
Ceded reinsurance payable	13,148	17,768
Notes payable, net of debt issuance costs	164,778	164,693
Funds held under reinsurance agreements	23,374	58,855
Other liabilities	48,843	56,438
Liabilities of discontinued operations	33,758	31,578
Total liabilities	2,298,186	2,334,203

Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,355,319 and 43,071,186 shares issued, 43,342,399 and 43,058,266 shares outstanding in 2020 and 2019, respectively	433	431
Paid-in capital	661,203	661,761
Accumulated other comprehensive (loss) income	(23,988)	37,453
Retained deficit	(149,346)	(156,414)
Treasury shares - at cost (12,920 shares)	(200)	(200)
Total stockholders’ equity	488,102	543,031
Total liabilities and stockholders’ equity	$2,786,288	$2,877,234

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
($ in thousands except per share amounts)	2020	2019
Gross written premiums	$213,784	$255,838
Net earned premiums	205,662	195,608
Net investment income	8,815	17,158
Realized investment gains, net	232	113
Other income	112	93
Total revenues	214,821	212,972

Expenses:
Net losses and loss adjustment expenses incurred	127,557	118,333
Policy acquisition expenses	46,986	46,573
General and administrative expenses	26,637	27,194
Interest expense	3,105	3,362
Other expense	1,737	—
Total expenses	206,022	195,462
Income from continuing operations before income taxes	8,799	17,510

Income tax provision:
Current	1,631	141
Deferred	357	3,674
Total income tax expense	1,988	3,815
Net income from continuing operations	6,811	13,695

Discontinued operations:
Net income (loss) from discontinued operations	257	(255)
Net income	$7,068	$13,440

Earnings per share – basic:
Net income from continuing operations	$0.16	$0.35
Net income	$0.16	$0.35

Earnings per share – diluted:
Net income from continuing operations	$0.15	$0.35
Net income	$0.16	$0.34

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31
($ in thousands)	2020	2019
Net income	$7,068	$13,440
Other comprehensive (loss) income, net of taxes:
Change in unrealized holding (losses) gains on available-for-sale debt securities, net of deferred tax (benefit) expense of $(16,102) in 2020 and $7,241 in 2019	(60,964)	27,562
Less: reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $136 in 2020 and $(24) in 2019	806	(190)
Less: reclassification adjustment for credit losses included in net income, net of tax benefit of $(87) in 2020 and $0 in 2019	(329)	—
Other comprehensive (loss) income	(61,441)	27,752
Comprehensive (loss) income	$(54,373)	$41,192

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
	Preferred	Common	Paid-In	Other Comprehensive	Retained	Treasury
($ in thousands)	Stock	Stock	Capital	(Loss) Income	Deficit	Shares	Total
December 31, 2018	$—	$389	$607,260	$(22,315)	$(195,304)	$(200)	$389,830
Stock based employee compensation plan	—	—	77	—	—	—	77
Net unrealized gain on available-for-sale debt securities, net of deferred tax expense of $7,265	—	—	—	27,752	—	—	27,752
Equity distribution	—	—	(4,174)	—	—	—	(4,174)
Net income	—	—	—	—	13,440	—	13,440
March 31, 2019	$—	$389	$603,163	$5,437	$(181,864)	$(200)	$426,925

December 31, 2019	$—	$431	$661,761	$37,453	$(156,414)	$(200)	$543,031
Stock based employee compensation plan	—	2	1,754	—	—	—	1,756
Net unrealized loss on available-for-sale debt securities, net of deferred tax benefit of $(16,151)	—	—	—	(61,441)	—	—	(61,441)
Retirement of common stock (tax payments on equity compensation)	—	—	(2,263)	—	—	—	(2,263)
Payments related to offering costs	—	—	(49)	—	—	—	(49)
Net income	—	—	—	—	7,068	—	7,068
March 31, 2020	$—	$433	$661,203	$(23,988)	$(149,346)	$(200)	$488,102

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
($ in thousands)	2020	2019
Operating activities
Net income from continuing operations	$6,811	$13,695
Net income (loss) from discontinued operations	257	(255)
Net income	7,068	13,440

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred taxes	357	3,674
Realized investment gains, net	(232)	(113)
Net limited partnerships losses (gains)	6,877	(1,251)
Net amortization (accretion) from bonds and commercial loans	598	(861)
Net change in fair value of non-redeemable preferred stock securities	291	—
Depreciation and amortization	1,987	2,100
Amortization of debt issuance costs	85	—
Stock based compensation	1,754	77

Changes in:
Premiums and other receivables, net	33,763	3,857
Receivable from reinsurers on paid losses and reinsurance receivable on unpaid losses	35,691	(20,033)
Ceded reinsurance payable	(4,620)	2,271
Accrued investment income	(202)	(229)
Deferred policy acquisition costs	(1,030)	(6,768)
Prepaid reinsurance premiums	2,478	(19,501)
Reserve for unpaid losses and loss adjustment expenses	24,151	52,723
Reserve for unearned premiums	(14,737)	34,027
Funds withheld related to sale of affiliate	(76)	—
Funds held under reinsurance agreements	(35,481)	14,621
Other assets	7,924	21,198
Other liabilities	(7,595)	(14,571)
Total adjustments	51,983	71,221
Net cash provided by operating activities – continuing operations	58,794	84,916
Net cash provided by (used in) operating activities – discontinued operations	62	(107)
Net cash provided by operating activities	58,856	84,809

Investing activities
Purchases of available-for-sale fixed maturity securities	(191,915)	(80,986)
Sales of available-for-sale fixed maturity securities	114,474	5,228
Redemptions of available-for-sale fixed maturity securities	38,376	38,218
Purchases of non-redeemable preferred stock securities	(11,669)	—
Redemptions of commercial levered loans	346	111
Purchases of limited partnerships	(6,873)	(1,944)
Distributions and redemptions from limited partnerships	1,644	793
Purchases of short-term investments	(25,634)	(126,088)
Sales of short-term investments	50,323	93,761
Acquisition of fixed assets and capitalized software	(1,125)	(1,654)
Net cash used in investing activities - continuing operations	(32,053)	(72,561)
Net cash (used in) provided by investing activities - discontinued operations	(15)	466
Net cash used in investing activities	(32,068)	(72,095)

Financing activities
Payments related to offering costs	(49)	—
Tax withholding on stock compensation awards	(2,263)	—
Net cash used in financing activities	(2,312)	—

Net change in cash and cash equivalents	24,476	12,714
Cash, cash equivalents and restricted cash at beginning of year - continuing operations	27,497	29,900
Cash, cash equivalents and restricted cash at beginning of year- discontinued operations	255	1,034
Less: cash, cash equivalents and restricted cash at end of period - discontinued operations	(301)	(1,348)
Cash, cash equivalents and restricted cash at end of period - continuing operations	$51,927	$42,300

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

1. Basis of Reporting

The accompanying unaudited interim consolidated financial statements of ProSight Global, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020, as amended by Amendment No. 1 to Form 10-K filed with the SEC on March 10, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.

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

All share and per share amounts in the unaudited interim consolidated financial statements and related notes have been restated for all historical periods prior to July 25, 2019, presented to give effect to the merger and related conversion of shares, including reclassifying an amount equal to the change in value of common stock to additional paid-in capital, as well as the effectiveness of the Certificate of Incorporation.

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

2. Recently Adopted Accounting Standards

Accounting Guidance Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases (“ASU 2016-02”) to improve the financial reporting of leasing transactions. Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options, if applicable, plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of the lease. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. ASU 2016‑02 requires the application of a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The Company adopted ASU 2016‑02 in the first quarter of 2020, and as part of its implementation, elected the modified retrospective method approach at the beginning of the period of adoption and did not retrospectively adjust prior periods presented. The Company elected to not separate lease components from non-lease components (such as office cleanings, security and maintenance services provided by the Company’s lessors for certain of its leases). The Company also elected the package of practical expedients under the transition guidance, which allowed the Company to not reevaluate existing lease classifications, among others. As of January 1, 2020, the Company’s adoption of this guidance resulted in recognition of a right-of-use asset of $5.6 million and a corresponding lease liability of $6.3 million in continuing operations, and a right-of-use asset of $2.5 million and a corresponding lease liability of $3.0 million in discontinued operations. The adoption of this guidance did not have a material impact on the Company’s retained earnings. See Note 15. Leases for further information on the Company’s leases.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments — Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016‑13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, trade receivables, and reinsurance receivables. ASU 2016‑13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance. The valuation allowance is a measurement of expected losses that is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This methodology is referred to as the current expected credit loss model. The Company adopted ASU 2016-13 in the first quarter of 2020 using a modified retrospective approach. As of January 1, 2020, the Company’s adoption of this guidance did not have a material impact on the Company’s retained earnings.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 in the first quarter of 2020 using a retrospective approach and as the requirements of this literature are disclosure only, ASU 2018-13 did not have an impact on the Company’s financial condition or results of operations.

Accounting Guidance Not Yet Adopted

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 shortens the amortization period of the premium for certain callable debt securities, from the contractual maturity date to the earliest call date. ASU 2017-08 is effective for public entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. For the Company, ASU 2017-08 is effective for annual periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance on its financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2016-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 provides the option to apply prospectively to costs for activities performed on or after the date that the entity first adopts or retrospectively in accordance with guidance on accounting changes. ASU

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

2018-15 is effective for public entities for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. For the Company, ASU 2018-15 is effective for annual periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of this guidance on its financial condition or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods.  An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates.  Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective.  This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate.  Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis.  However, current guidance provides an exception that when a loss in an interim period exceeds the anticipate loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year.  ASU 2019-12 removes this exception and provides that in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate.  ASU 2019-12 is effective for public entities for annual periods beginning after December 15, 2020, including interim periods within those annual periods, with early adoption permitted. For the Company, ASU 2019-12 is effective for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of this guidance on its financial condition or results of operations.

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”). ASU 2020-01 will clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. ASU 2020-01 is effective for public entities for annual periods beginning after December 15, 2020, including interim periods within those annual periods, with early adoption permitted. For the Company, ASU 2020-01 is effective for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of this guidance on its financial condition or results of operations.

3. Supplemental Cash Flow

The following table represents the supplemental cash flow information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
($ in thousands)	2020	2019
Non-cash activity:
Operating lease right-of-use assets due to adoption of ASU 2016-02 - continuing operations	$4,810	$—
Operating lease right-of-use assets due to adoption of ASU 2016-02 - discontinued operations	$2,287	$—
Operating lease liabilities due to adoption of ASU 2016-02 - continuing operations	$5,533	$—
Operating lease liabilities due to adoption of ASU 2016-02 - discontinued operations	$2,665	$—

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

In March 2020, the Company withheld 154,629 shares of common stock from employees related to tax liabilities incurred upon the settlement of vested restricted stock units (“RSUs”). The number of shares of common stock issued, upon the settlement of vested RSUs net of tax withholding, was 284,133.

4. Discontinued Operations

In March 2017, the Company announced its exit from the United Kingdom (“U.K.”) insurance market. The financial results and subsequent expenses directly attributable to U.K. operations are included in the Company’s financial statements and classified within discontinued operations for all periods presented. Net income for discontinued operations was $0.3 million for the three months ended March 31, 2020. Net loss for discontinued operations was $0.3 million for the three months ended March 31, 2019.

The following table represents the carrying amounts of assets and liabilities associated with the exit from the insurance market in the U.K. reported as discontinued operations in its consolidated balance sheets:

	March 31,	December 31,
($ in thousands)	2020	2019
Assets
Cash and investments	$10,080	$10,428
Other assets	13,262	11,156
Total assets	$23,342	$21,584

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$24,149	$24,169
Other liabilities	9,609	7,409
Total liabilities	$33,758	$31,578

5. Investments

The Company’s investment portfolio consists of fixed maturity securities, commercial levered loans, limited partnerships and limited liability companies, non-redeemable preferred stock securities, and short-term investments. Fixed maturity securities may include U.S. Treasury securities, government agency securities, municipal debt obligations, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLO”), asset-backed securities (“ABS”) and corporate debt securities. Corporate debt securities may include investment grade and below investment grade bonds, bank loan investments and redeemable preferred stock securities. The Company has designated its investments in fixed maturity securities as available-for-sale (“AFS”) securities.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

(a) The gross unrealized gains and losses on fixed maturity securities included in assets from continuing operations at March 31, 2020, are as follows:

	Cost/		Gross	Gross
	Amortized	Credit Loss	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Allowance	Gains	Losses	Value
Fixed maturity securities:
U.S. Treasury securities	$40,679	$—	$2,643	$—	$43,322
Government agency securities	27,998	—	591	—	28,589
Corporate debt securities	1,317,091	(293)	22,167	(37,278)	1,301,687
Municipal debt obligations	103,271	—	813	(3,443)	100,641
ABS	49,205	(1)	26	(3,210)	46,020
CLO	177,411	(6)	—	(19,842)	157,563
CMBS	94,816	—	1,603	(1,945)	94,474
RMBS - non-agency	92,189	(116)	3,411	(4,851)	90,633
RMBS - agency	135,809	—	3,738	(56)	139,491
Total fixed maturity securities	$2,038,469	$(416)	$34,992	$(70,625)	$2,002,420

The gross unrealized gains and losses on fixed maturity securities included in assets from continuing operations at December 31, 2019, are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. Treasury securities	$49,161	$838	$(14)	$49,985
Government agency securities	6,522	23	(14)	6,531
Corporate debt securities	1,308,094	33,743	(3,025)	1,338,812
Municipal debt obligations	80,338	243	(766)	79,815
ABS	73,068	854	(340)	73,582
CLO	181,704	125	(2,280)	179,549
CMBS	95,810	1,863	(147)	97,526
RMBS - non-agency	62,343	9,458	(191)	71,610
RMBS - agency	142,363	1,256	(347)	143,272
Total fixed maturity securities	$1,999,403	$48,403	$(7,124)	$2,040,682

(b) The following table summarizes the fair values and gross unrealized losses for fixed maturity securities in an unrealized loss position at March 31, 2020, grouped by asset class and by duration of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
						Total
	Fair	Unrealized	Fair	Unrealized	Total	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
Corporate debt securities	$495,656	$(31,005)	$83,577	$(6,273)	$579,233	$(37,278)
Municipal debt obligations	66,579	(3,278)	5,584	(165)	72,163	(3,443)
ABS	33,474	(2,604)	8,425	(606)	41,899	(3,210)
CLO	59,491	(5,053)	98,072	(14,789)	157,563	(19,842)
CMBS	26,478	(1,935)	3,031	(10)	29,509	(1,945)
RMBS - non-agency	45,431	(3,042)	12,115	(1,809)	57,546	(4,851)
RMBS - agency	6,585	(55)	1	(1)	6,586	(56)
Total fixed maturity securities	$733,694	$(46,972)	$210,805	$(23,653)	$944,499	$(70,625)

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following table summarizes the fair values and gross unrealized losses for fixed maturity securities in an unrealized loss position at December 31, 2019, grouped by asset class and by duration of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
						Total
	Fair	Unrealized	Fair	Unrealized	Total	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$7,469	$(14)	$7,469	$(14)
Government agency securities	3,192	(14)	—	—	3,192	(14)
Corporate debt securities	133,341	(2,509)	50,695	(516)	184,036	(3,025)
Municipal debt obligations	66,355	(766)	—	—	66,355	(766)
ABS	27,884	(175)	11,165	(165)	39,049	(340)
CLO	28,485	(338)	110,825	(1,942)	139,310	(2,280)
CMBS	18,307	(102)	6,053	(45)	24,360	(147)
RMBS - non-agency	2,173	(14)	2,418	(177)	4,591	(191)
RMBS - agency	10,450	(12)	12,367	(335)	22,817	(347)
Total fixed maturity securities	$290,187	$(3,930)	$200,992	$(3,194)	$491,179	$(7,124)

(c) The Company was holding 500 and 313 fixed maturity securities that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, respectively. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

The Company analyzes fixed maturity securities in an unrealized loss position for credit losses if they meet the following criteria: (i) they are trading in a significant loss position, (ii) there are principal or interest payment issues, (iii) there have been negative credit events with respect to the issuer, or (iv) there have been negative current events surrounding an issuer or the environment in which an issuer operates.

For fixed maturity securities in an unrealized loss position that require a credit loss analysis, the Company estimates a present value of expect cash flows. If the results of the cash flow analysis indicate that the Company will not recover the full amount of its amortized cost basis, the Company records a credit loss for the excess of amortized cost over the present value of expected cash flows, not to exceed the unrealized loss. Changes in the credit loss allowance are recognized through realized investment gains, net on the consolidated statements of operations. The credit loss allowance for fixed maturity securities was $0.4 million for the three months ended March 31, 2020.

The following table is a rollforward of the credit loss allowance for fixed maturity securities as of March 31, 2020:

	Beginning	Additions	Reduction	Reduction	Change in Securities	Ending
($ in thousands)	Balance	New Securities	Sales	Intent to Sell	with Previous Allowance	Balance
Fixed maturity securities:
Corporate debt securities	$—	$293	$—	$—	$—	$293
ABS	—	1	—	—	—	1
CLO	—	6	—	—	—	6
RMBS - non-agency	—	116	—	—	—	116
Total fixed maturity securities allowance	$—	$416	$—	$—	$—	$416

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

(d) The amortized cost and fair value of fixed maturity securities, excluding the Company’s structured securities portfolio, at March 31, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$103,407	$103,498
Due after one through five years	659,203	657,184
Due after five through ten years	449,535	445,004
Due after ten years	248,896	239,964
	1,461,041	1,445,650
Structured securities:
Government agency securities	27,998	28,589
ABS	49,205	46,020
CLO	177,411	157,563
CMBS	94,816	94,474
RMBS - non-agency	92,189	90,633
RMBS - agency	135,809	139,491
Total fixed maturity securities	$2,038,469	$2,002,420

The Company did not have any non-income producing fixed maturity investments as of March 31, 2020 and December 31, 2019, respectively.

(e) The Company elected to account for its investments in limited partnerships and limited liability companies of $65.0 million and $66.7 million at March 31, 2020 and December 31, 2019, respectively, at fair value. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income. The largest investment within the portfolio is the Pacific Investment Management Company LLC Tactical Opportunities fund, which is carried at $34.0 million at March 31, 2020.

The carrying values used for investment in limited partnerships and limited liability companies generally are established on the basis of the current valuations provided by the managers of such investments. These valuations are determined based upon the valuation criteria established by the governing documents of such investments or utilized in the normal course of such manager’s business, which are reflective of fair value. Such valuations may differ significantly from the values that would have been used had available markets for these investments existed and the differences could be material.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

sold within a minimum holding period, which may be up to one year. Many limited partnerships and limited liability companies have invoked gated provisions that allow the fund to disperse redemption proceeds to investors over an extended period. The Company is subject to such restrictions, which may delay the receipt of proceeds from limited partnerships and limited liability companies.

(f) The Company invests in commercial loans, which are private placements. Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for credit losses on loans. Interest on loans is calculated using the simple interest method on the daily principal amount outstanding. There was no allowance for credit losses on loan at March 31, 2020 and December 31, 2019, respectively.

(g) Proceeds from sales and redemptions in AFS securities totaled $152.8 million and $43.4 million for the three months ended March 31, 2020 and 2019, respectively. Gross realized gains from sales and redemptions in AFS securities totaled $1.0 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Gross realized losses from sales and redemptions of AFS investments totaled $0.4 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

(h) Net investment income included in net income from continuing operations in the consolidated statements of operations from each major category of investments for the three months ended March 31, 2020 and 2019, is as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019
Fixed maturity securities	$16,282	$16,119
Commercial levered loans	95	219
Net limited partnerships (losses) gains	(6,877)	1,251
Other	(10)	89
Gross investment income	9,490	17,678
Less: investment income attributable to funds withheld liabilities	136	142
Less: expenses	539	378
Net investment income	$8,815	$17,158

(i) Included in investments at March 31, 2020 and December 31, 2019, are securities required to be held by the Company (or those that are on deposit) with various regulatory authorities as required by law with a fair value of $208.3 million and $210.8 million, respectively. Fair value and carrying value of assets in the amount of $376.9 million and $379.5 million, respectively, were on deposit in collateral agreements at March 31, 2020. Fair value and carrying value of assets in the amount of $367.1 million and $352.0 million, respectively, were on deposit in collateral agreements at December 31, 2019.

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

(k) Non-redeemable preferred stock securities with readily determinable fair values are recorded at fair value. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income.

The change in fair value recognized in income on non-redeemable preferred stock securities for the three months ended March 31, 2020 was $0.3 million.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

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

As of March 31, 2020 and December 31, 2019, the Company does not hold any Level 1 securities.

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

The Company’s Level 2 assets include U.S. Treasury securities, government agency securities, municipal debt obligations, RMBS, CMBS, CLO, ABS, corporate debt securities and non-redeemable preferred stock securities.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Treasury securities	$—	$43,322	$—	$43,322
Government agency securities	—	28,589	—	28,589
Corporate debt securities	—	1,149,269	152,418	1,301,687
Municipal debt obligations	—	100,641	—	100,641
ABS	—	46,020	—	46,020
CLO	—	157,563	—	157,563
CMBS	—	94,474	—	94,474
RMBS - non agency	—	90,633	—	90,633
RMBS - agency	—	139,491	—	139,491
Total fixed maturity securities	—	1,850,002	152,418	2,002,420
Non-redeemable preferred stock securities	—	11,378	—	11,378
Total investments measured at fair value	$—	$1,861,380	$152,418	2,013,798

Investments measured at net asset value:
Limited partnerships and limited liability companies				65,011
Total assets at fair value				$2,078,809

	December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Treasury securities	$—	$49,985	$—	$49,985
Government agency securities	—	6,531	—	6,531
Corporate debt securities	—	1,189,181	149,631	1,338,812
Municipal debt obligations	—	79,815	—	79,815
ABS	—	73,582	—	73,582
CLO	—	179,549	—	179,549
CMBS	—	97,526	—	97,526
RMBS - non agency	—	71,610	—	71,610
RMBS - agency	—	143,272	—	143,272
Total investments measured at fair value	$—	$1,891,051	$149,631	2,040,682

Investments measured at net asset value:
Limited partnerships and limited liability companies				66,660
Total assets at fair value				$2,107,342

Management believes that the use of the fair value option as specified in Accounting Standards Codification No. 825, Financial Instruments to record limited partnerships and limited liability companies is consistent with its objective for such investments. As such, the entire limited partnership portfolio of $65.0 million and $66.7 million as of March 31, 2020 and December 31, 2019, respectively, was recorded using net asset value, which the Company has determined to be the best indicator of fair value for these investments.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables disclose the carrying value and fair value of financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$13,725	$12,246	$—	$—	$12,246

Liabilities
Notes payable	$165,000	$166,288	$—	$166,288	$—
Unamortized debt issuance costs	(222)
Notes payable, net of debt issuance costs	$164,778

	December 31, 2019
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$14,069	$13,950	$—	$—	$13,950

Liabilities
Notes payable	$165,000	$167,507	$—	$167,507	$—
Unamortized debt issuance costs	(307)
Notes payable, net of debt issuance costs	$164,693

The fair value of the notes payable at March 31, 2020, approximated a price equal to $166.3 million or 100.8% of the par value. The fair value of the notes payable at December 31, 2019, approximated a price equal to $167.5 million or 101.5% of the par value.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables provides a summary of the changes in the fair value of securities measured using Level 3 inputs during the three months ended March 31, 2020 and 2019:

Level 3
Corporate Debt
($ in thousands)	Securities
Fair value, December 31, 2019	$149,631
Total net (losses) gains for the period included in:
Other comprehensive loss	(10,703)
Net realized gain	1
Purchases	14,241
Sales	—
Issuances	—
Settlements	(752)
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, March 31, 2020	$152,418

Level 3
Corporate Debt
($ in thousands)	Securities
Fair value, December 31, 2018	$126,497
Total net losses for the period included in:
Other comprehensive loss	(1,273)
Net realized loss	(40)
Purchases	2,329
Sales	—
Issuances	—
Settlements	(1,373)
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, March 31, 2019	$126,140

7. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income (“AOCI”) for the three months ended March 31, 2020 and 2019:

($ in thousands)	Gross	Tax	Net
December 31, 2019	$46,123	$8,670	$37,453
Unrealized holding losses on fixed maturity securities	(77,066)	(16,102)	(60,964)
Amounts reclassified into net income	942	136	806
Amounts reclassified as credit losses	(416)	(87)	(329)
Other comprehensive loss	(77,592)	(16,151)	(61,441)
March 31, 2020	$(31,469)	$(7,481)	$(23,988)

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

($ in thousands)	Gross	Tax	Net
December 31, 2018	$(29,760)	$(7,445)	$(22,315)
Unrealized holding gains on fixed maturity securities	34,803	7,241	27,562
Amounts reclassified into net income	(214)	(24)	(190)
Other comprehensive income	35,017	7,265	27,752
March 31, 2019	$5,257	$(180)	$5,437

The following table presents reclassifications out of AOCI attributable to the Company during the three months ended March 31, 2020 and 2019:

	Line in Consolidated	Three Months Ended March 31
($ in thousands)	Statements of Operations	2020	2019
AOCI
Unrealized gains (losses) on securities	Realized investment gains, net	$942	$(214)
	Income tax expense	136	(24)
Reclassification adjustment for credit losses included in net income	Realized investment losses, net	(416)	—
	Income tax expense	(87)	—
Total reclassifications		$477	$(190)

8. Related-Party Information

Loans to Executives and Equity Distribution

The Company made loans of $4.2 million to certain executive officers, including the CEO. Most of the loans were made in connection with the settlement of RSUs and related tax withholdings. On March 15, 2019, all such loans were deemed repaid. On the same date, a special equity distribution of $4.2 million was made by the Company to the same executive officers, which was accounted for as a non-cash transaction on the Company’s consolidated balance sheets.

Transition and Separation Agreement

On May 3, 2019, the Company entered into a Transition and Separation Agreement (the “Separation Agreement”) with its former Chief Executive Officer (the “former CEO”). Under the Separation Agreement, the former CEO and the Company agreed to a general release of claims and his compliance with the restrictive covenants. The Company recorded an expense of $0.3 million for the three months ended March 31, 2020 within other expense in the consolidated statements of operations relating to the severance payments and benefits payable to the former CEO. Per the terms of the Separation Agreement, the former CEO’s profit interests (“P Shares”) were forfeited and outstanding RSUs are treated in accordance with the terms of the applicable award agreements. Additionally, the Company cancelled 137,987 shares of common stock in July 2019, with no consideration as per the terms of the Separation Agreement.

On January 23, 2020, the Company and the former CEO entered into an amendment to the Separation Agreement, which, among other things, provides that effective as of February 1, 2020, the former CEO resigned from his position as Executive Chairman of the Company and its subsidiaries.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

9. Insurance Operations

Total reinsurance ceded and assumed relating to premiums written, earned premiums and losses and loss adjustment expenses incurred, are as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019
Written premiums
Direct written premiums	$212,951	$254,985
Assumed from other companies	833	853
Ceded to other companies	23,601	45,936
Net written premiums	$190,183	$209,902

Earned premiums
Direct earned premiums	$228,580	$223,002
Assumed from other companies	742	942
Ceded to other companies	23,660	28,336
Net earned premiums	$205,662	$195,608
Percent of amount assumed to net	0.4%	0.5%

Losses and loss adjustment expenses incurred
Direct net losses and loss adjustment expenses incurred	$144,377	$135,348
Assumed from other companies	(1,357)	2,819
Ceded to other companies	15,463	19,834
Net losses and loss adjustment expenses incurred	$127,557	$118,333

In 2017, the Company ceded significant amounts of premium under the whole account quota share reinsurance agreements (“WAQS”). In 2018, the WAQS were terminated. To the extent of unearned premium at the time of termination, ceded written premiums, net of the ceding commission, was returned. In January 2020, the WAQS were commuted at no gain or loss to the Company.

Allowances for Credit Losses

The following table is rollforward of the receivable allowance balances related to the risk of credit default as of March 31, 2020:

($ in thousands)	Beginning Balance	Current Provision	Write-offs	Recoveries	Ending Balance
Premium receivable	$5,056	$1,076	$(130)	$54	$6,056
Reinsurance receivable on paid and unpaid losses	505	52	—	—	557
Total receivable allowance	$5,561	$1,128	$(130)	$54	$6,613

The allowance for credit loss for premium receivable is an assessment of ultimate non-collectability based on historical experience applicable to the respective current collection action status, age of the amount outstanding and expected collection costs.

The majority of the allowance relates to audit premium on workers’ compensation coverages assessed during or after the period of coverage whereby there is limited ability to cancel or limit coverage. In the final collection action at the insured level, collection agencies are typically engaged. The amount currently with collection agencies is $5.2 million.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The reinsurance receivable allowance for credit loss is based on sources of credit ratings of reinsurers and applies probabilities of default and loss given default to the total uncollateralized exposure including incurred but not reported (“IBNR”) by rating class. The amount of uncollateralized exposure on unrated or counterparties rated below investment grade at March 31, 2020 is $2.8 million. At March 31, 2020, 97.6% of uncollateralized exposures are rated above investment grade.

Distribution Partners

The three distribution partners contributing the largest amounts of direct written premium (excluding the distribution partner below) totaled $69.1 million and $50.2 million for the three months ended March 31, 2020 and 2019, respectively.

The Company negotiates with distribution partners to write direct premium on behalf of the Company’s affiliates. In January 2019, a distribution partner of the Company was acquired by a third-party insurance carrier. The Company does not anticipate any future premiums from this distribution partner other than audit premiums after the first quarter of 2019.

Unpaid Losses

Unpaid losses are based on individual case estimates for losses reported and include a provision for IBNR losses and loss adjustment expenses. The following table provides a roll forward of the Company’s reserve for unpaid losses and loss adjustment expenses:

	March 31
($ in thousands)	2020	2019
Gross reserve for unpaid losses and loss expenses, at beginning of year	$1,521,648	$1,396,812
Ceded reserve for unpaid losses and loss expenses, at beginning of year	193,952	185,295
Net reserve for unpaid losses and loss expenses, at beginning of year	1,327,696	1,211,517
Add:
Incurred losses and loss expenses occurring in the:
Current year	121,001	118,728
Prior years	198	(395)
Prior years attributable to adjusted premium	6,358	—
Total net losses and loss adjustment expenses incurred	127,557	118,333
Less:
Paid losses and loss expenses for claims occurring in the:
Current year	3,665	3,528
Prior years	62,655	78,676
Total paid losses and loss expenses for claims	66,320	82,204
Net reserve for unpaid losses and loss expenses, at end of period	1,388,933	1,247,646
Ceded reserve for unpaid losses and loss expenses, at end of period	156,866	201,889
Gross reserve for unpaid losses and loss expenses, at end of period	$1,545,799	$1,449,535

During the three months ended March 31, 2020, the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2019 and prior developed unfavorably by $0.2 million driven by $7.1 million unfavorable development of  Commercial Multiple Peril and $4.4 million unfavorable development in General Liability offset by $5.2 million favorable development in Commercial Auto, $4.9 million in Workers’ Compensation and $1.3 million in All Other lines. In addition, the Company incurred $6.4 million of losses and loss adjustment expenses related to premium adjustments earned during the three months ended March 31, 2020 attributable to prior accident years 2019 and 2018.

The unfavorable development in Commercial Multiple Peril and General Liability related to 2013 through 2017 accident years due largely to increased severities in the runoff components within the Other customer segment. The favorable development in Workers’ Compensation derived from lower than expected claims severity across all customer segments primarily in accident years 2013 through 2015 and 2017. The favorable development in Commercial Auto was

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

driven by physical damage and liability bodily injury in accident years 2017 through 2019. The favorable development in All Other lines was in Surety and Ocean Marine lines of business.

There were no significant drivers of favorable development of $0.4 for the three months ended March 31, 2019.

10. Income Taxes

The Company is subject to the tax laws and regulations of the United States and various state jurisdictions. The Company files a consolidated federal tax return.

The Company has one non-U.S. subsidiary, ProSight Specialty Bermuda Limited (“PSBL”), which has received an undertaking from the Minister of Finance in Bermuda that would exempt such company from Bermudian taxation until March 2035. In 2019, PSBL became a direct subsidiary of the Company and is subject to U.S. tax on its income.

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company’s best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of discrete items recognized during the period. The Company’s effective tax rates were 22.6% and 21.8% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate in the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the tax effect of share-based compensation.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.

11. Segment Information

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

commercial auto,  (iii) certain fronting arrangements in which all premium written is ceded to a third party (iv) participation in industry pools, and (v) emerging new business.

	Three Months Ended March 31
($ in thousands)	2020		2019
Customer Segment
Construction	$24,514	11.5%	$23,248	9.1%
Consumer Services	30,568	14.3	27,485	10.7
Marine and Energy	32,790	15.3	19,812	7.8
Media and Entertainment	30,467	14.3	29,692	11.6
Professional Services	29,698	13.9	29,562	11.6
Real Estate	33,215	15.5	28,735	11.2
Sports	9,565	4.5	7,850	3.1
Transportation	21,467	10.0	30,757	12.0
Customer segment subtotal	212,284	99.3	197,141	77.1
Other	1,500	0.7	58,697	22.9
Specialty Insurance total	$213,784	100.0%	$255,838	100.0%

The following table provides a summary of the Company’s gross written premiums by line of business within our Specialty Insurance segment:

	Three Months Ended March 31
($ in thousands)	2020		2019
Line of Business
Commercial Auto	$40,331	18.9%	$41,784	16.3%
General Liability	78,533	36.7	71,295	27.9
Workers’ Compensation	28,821	13.5	90,062	35.2
Commercial Multiple Peril	16,365	7.6	19,634	7.7
All Other Lines	49,734	23.3	33,063	12.9
Specialty Insurance total	$213,784	100.0%	$255,838	100.0%

12. Earnings per Share

The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Three Months Ended March 31, 2020	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$6,811	43,910	$0.16	$257	43,910	$—
Effect of dilutive securities:
Stock compensation plans		364			364
Diluted EPS	$6,811	44,274	$0.15	$257	44,274	$0.01

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Three Months Ended March 31, 2019	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$13,695	38,851	$0.35	$(255)	38,851	$—
Effect of dilutive securities:
Stock compensation plans		604			604
Diluted EPS	$13,695	39,455	$0.35	$(255)	39,455	$(0.01)

13. Share-Based Compensation

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

A total of 4,500,000 shares of common stock are initially authorized and reserved for issuance under the 2019 Plan, including shares underlying RSUs granted under the Company’s Amended and Restated 2010 Equity Incentive Plan.

The following table summarizes the stock-based compensation transactions for the 2019 Plan for the three months ended March 31, 2020:

	Number of	Weighted Average Grant Date
	Shares	Fair Value Per Share

Unvested at December 31, 2019	1,289,396	$14.00
Granted	458,515	$13.40
Vested	(179)	$14.00
Forfeited	(5,358)	$14.00
Unvested at March 31, 2020	1,742,374	$13.84

As of March 31, 2020, The Company had approximately $18.8 million of total unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 2.4 years.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

Leases

The Company determines if an arrangement is a lease on the commencement date of the contract. The right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The right-of-use assets and lease liabilities are measured by the present value of the future minimum lease payments over the lease term. The Company uses the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate. The right-of-use asset is then adjusted to exclude lease incentives. Certain leases may contain rental escalation, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. Variable lease payment amounts that cannot be determined at the commencement of the lease are not included in the right-to-use assets or lease liabilities. Leases covering a period of fewer than 12 months are not recorded on the Company’s consolidated balance sheets.  Rent expense is calculated using the straight-line method.

The Company leases certain facilities and equipment under non-cancelable lease agreements that expire at various dates through 2025, which are generally renewed or replaced by similar leases. The lease agreements do not contain any material restrictive covenants, do not contain any conditions of residual value guarantees and are substantially all considered to be operating leases. The Company’s leases relate to office facilities in New Jersey, New York, California, Florida, Georgia and the U.K. The weighted average lease term was 2.9 years and the weighted average discount rate was 2.0%.

Rent expense for the three months ended March 31, 2020 was $0.8 million. The following table presents the Company’s lease liabilities and right-of-use assets related to operating leases as of March 31, 2020:

($ in thousands)	March 31, 2020
One year or less	$3,188
More than one year to two years	2,449
More than two years to three years	—
More than three years to four years	—
More than four years to five years	—
More than five years	—
Total undiscounted future minimum lease payments	5,637
Less: difference between lease payments and discounted lease liabilities	104
Lease liabilities	$5,533

Right-of-use assets	$4,810
Prepaid lease assets, net of lease allowances and incentives	723
Total	$5,533

The right-of-use assets are reported as a component of other assets and the lease liabilities are reported as a component of other liabilities on the Company’s consolidated balance sheets.

Coronavirus Disease 2019 Impact

The World Health Organization declared the coronavirus disease 2019 (“COVID-19”) outbreak a pandemic on March 11, 2020. The COVID-19 outbreak has caused an economic downturn on a global scale, including temporary closures of many businesses and reduced consumer spending due to aggressive shelter-in-place measures implemented by state governments, as well as significant market disruption and volatility. The magnitude and duration of the COVID-19 pandemic and the impact of actions taken by governmental authorities, businesses and consumers to mitigate its effects create significant uncertainty. The Company continues to actively monitor the impact of COVID-19 as it continues to

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

unfold and cannot, at this time, predict the impact the pandemic will have on its future consolidated financial position, cash flows or results of operations, however the impact could be material. See Item 1A. Risk Factors for additional information.

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

Item 2: Management’s Discussion and  Analysis of  Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020, as amended by Amendment No. 1 to Form 10-K filed with the SEC on March 10, 2020 (the “2019 Annual Report”).

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
•

the impact of coronavirus disease 2019 (“COVID-19”) and related economic conditions and governmental actions, including the Company's assessment of the vulnerability of certain categories of investments to the economic disruptions associated with COVID-19;

•	future growth in existing niches or by entering into new niches;
•	our loss expectations and expectation to decrease our loss ratio; and
•	our expectations with respect to the ultimate financial obligations to the buyers of our United Kingdom (“U.K.”) operations.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include:

•	the performance of and our relationship with third-party agents and vendors we rely upon to distribute certain business on our behalf;

•	the adequacy of our loss reserves, including as a result of changes in the legal, regulatory, and economic environments in which the Company operates or the impacts of COVID-19;
•

the direct and indirect impacts of COVID-19 and related risks such as governmental responses and economic contraction, including on the Company’s investments and business operations, its distribution or other key partners and its customers;

•

the effects of uncertain emerging claim and coverage issues on the Company’s business, and court decisions or legislative or regulatory changes that take place after the Company issues its policies, including those taken in response to COVID-19 (such as effectively expanding workers’ compensation coverage by instituting presumptions of compensability of claims for certain types of workers or requiring insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage);

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

We discuss many of these risks in greater detail under the section titled Item 1A. “Risk Factors.” in the Company’s 2019 Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are an entrepreneurial specialty insurance company that since our founding in 2009 has built products, services and solutions with the goal of significantly improving the experience and value proposition for our customers. We write property and casualty insurance with a focus on underwriting specialty risks by partnering with a select number of distributors, often on an exclusive basis. We currently write insurance coverage in eight customer segments across a broad range of specialty lines of business. Our customer segments currently include: Media and Entertainment, Real Estate, Professional Services, Transportation, Construction, Consumer Services, Marine and Energy, and Sports. Within each customer segment, we have multiple niches which represent similar groups of customers. We believe having deep expertise in these niches across our organization is critical and therefore, we have aligned various functional areas at the niche level, including underwriting, operations and claims. We focus on small and medium-sized customers, a market segment which we believe has been, and will continue to be, less affected by intense competitive dynamics of the broader property and casualty insurance industry. Over time, the composition of business within our customer segments evolves as we identify certain niches that present opportunities to develop distinct customer solutions with attractive profit potential and others that were at one time attractive but may become less so. We are focused on delivering consistent underwriting profitability with low volatility of underwriting results. We market and distribute our insurance product offerings in all 50 states on both an admitted and non-admitted basis.

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

Net Investment Income

We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of debt securities, and may also include cash and cash equivalents, short-term investments, non-

redeemable preferred stock securities, and limited partnerships. Our limited partnerships are not accounted for on a lag and thus reflect the current period fair value adjustments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates and credit spreads), the size of our investment portfolio is mainly a function of our invested equity capital along with premiums we receive from our insureds less payments on policyholder claims and operating expenses.

Realized Investment Gains and Losses

Realized investment gains and losses are a function of the difference between the amount received by us on the sale of a security and the security’s amortized cost, as well as any change in current expected credit loss allowance for available-for-sale investments recognized in earnings.

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

Within Losses and LAE, we report catastrophe losses separately. Catastrophe losses are unusual in nature and do not reflect upon the normal loss results of our underlying business. We define catastrophe losses as any one claim, or group of claims, with an accumulation of paid and estimated outstanding losses equal to or greater than $1.0 million related to a single, natural or man-made loss event as designated by Property Claims Services (“PCS”).

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

Adjusted operating income is net income excluding net realized investment gains and losses, expenses relating to various transactions that we consider to be unique and non-recurring in nature (net of estimated tax impact).

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

Adjusted loss and LAE ratio is the loss and LAE ratio excluding the effects of the whole account quota share reinsurance agreement (“WAQS”) (as defined below).

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

Underwriting income, adjusted operating income, adjusted loss and LAE ratio, adjusted expense ratio, adjusted combined ratio and adjusted operating return on equity are non-generally accepted accounting principles (“GAAP”) financial measures. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to underwriting income and adjusted operating income. See “Factors Affecting Our Results of Operations—The WAQS” for additional detail on the impact of the WAQS on our results of operations.

Factors Affecting Our Results of Operations

The WAQS

In connection with the divestment of our U.K. business, New York Marine as reinsured entered into the WAQS with third party reinsurers to maintain reasonable underwriting leverage within New York Marine and its subsidiary insurance companies during a transition period following the U.K. divestment. The effective date of the WAQS was April

1, 2017. The reinsurers’ ceding participation is an aggregate 26.0%. A provisional ceding commission of 30.0% to 30.5% is received as a reduction in the amount of ceded premium. Subject to limits, these ceding commissions will vary in subsequent periods based on contractual ultimate loss ratios. During 2018 and following the transition of the U.S. business back to New York Marine, the WAQS were terminated. Previously ceded written and unearned premium, net of the ceding commission, was reversed. Loss reserves on premium earned prior to the cut-off termination remain ceded loss reserves. Loss reserve development on the reserves ceded under the WAQS is included in continuing operations. Effective January 1, 2020, the WAQS was commuted at an amount equal to ceded reserves.

The effect of the WAQS on our results of operations is primarily reflected in our ceded written premiums, losses and LAE, as well as our underwriting, acquisition and insurance expenses. For the three months ended March 31, 2020 and 2019, respectively, there was no impact of WAQS on underwriting results or ratios.

The following tables summarize the effect of the WAQS on our underwriting income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Including	Effect of	Excluding	Including	Effect of	Excluding
($ in thousands)	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS
GWP	$213,784	$—	$213,784	$255,838	$—	$255,838
Ceded written premiums	(23,601)	—	(23,601)	(45,936)	—	(45,936)
Net written premiums	$190,183	$—	$190,183	$209,902	$—	$209,902
Net retention (1)	89.0%	—	89.0%	82.0%	—	82.0%
Net earned premiums	$205,662	$—	$205,662	$195,608	$—	$195,608
Net losses and LAE incurred	127,557	—	127,557	118,333	—	118,333
Underwriting, acquisition and insurance expenses	73,623	—	73,623	73,767	—	73,767
Underwriting income (2)	$4,482	$—	$4,482	$3,508	$—	$3,508
Loss and LAE ratio	62.0%	—	—	60.5%	—	—
Expense ratio	35.8%	—	—	37.7%	—	—
Combined ratio	97.8%	—	—	98.2%	—	—
Adjusted loss and LAE ratio (3)	—	—	62.0%	—	—	60.5%
Adjusted expense ratio (3)	—	—	35.8%	—	—	37.7%
Adjusted combined ratio (3)	—	—	97.8%	—	—	98.2%

(1)	Net retention is a non-GAAP measure. We define net retention as the ratio of net written premiums to GWP.
(2)	Underwriting income is a non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income to underwriting income.
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

Outlook

As the coronavirus (COVID-19) pandemic continues to impact individuals and businesses worldwide, we are focused on the health and safety of our employees while fulfilling our obligations to our customers and distribution partners.  Through the investments we have made in our technology infrastructure over time, we were able to seamlessly transition to a remote work model while maintaining the service and support levels that our customers expect.  We are fully operational, and we believe we are in a good position to continue working remotely for as long as necessary.

There was no significant impact on our premiums and losses in the first quarter relating to the pandemic. It is too early to determine the ultimate effect of the economic shut-down as a result of the pandemic on our revenues, however, assuming a sluggish economic recovery that begins to take hold in the third quarter of 2020, we estimate that this event could have a negative impact on GWP for the remainder of the year, with the most significant impact expected in the second quarter.  Additionally, we may have a modest decline in yield with respect to our fixed maturity portfolio for 2020, with potential volatility in net investment income for the remainder of the year due to our limited partnership investments.  Also, we may see an increase in claims activity and expense due to the pandemic, and potentially higher expense costs due to bad debt provisioning related to regulatory actions taken in response to COVID-19 to provide premium refunds, grant extended grace periods for premium payments, and provide extended time to pay past due premiums.

Our investment portfolio incurred significant valuation adjustments in the first quarter as credit spreads widened and liquidity contracted; this was reflected in first quarter financial results and while we have seen an improvement in unrealized investment positions as of the end of April, we expect there could be continued volatility in the unrealized position and uncertainty for the remainder of the year.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table summarizes the results of continuing operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31		Change
($ in thousands)	2020	2019	$	Percent
GWP	$213,784	$255,838	$(42,054)	(16.4)%
Ceded written premiums	(23,601)	(45,936)	22,335	(48.6)
Net written premiums	$190,183	$209,902	$(19,719)	(9.4)

Net earned premiums	$205,662	$195,608	$10,054	5.1
Net losses and LAE incurred:	127,557	118,333	9,224	7.8
Underwriting, acquisition and insurance expenses	73,623	73,767	(144)	(0.2)
Underwriting income (1)	4,482	3,508	974	27.8
Interest and other expenses, net	4,730	3,269	1,461	44.7
Net investment income	8,815	17,158	(8,343)	(48.6)
Realized investment gains, net	232	113	119	105.3
Income before taxes	8,799	17,510	(8,711)	(49.7)
Income tax expense	1,988	3,815	(1,827)	(47.9)
Net income from continuing operations	$6,811	$13,695	$(6,884)	(50.3)
Adjusted operating income (1)	$7,976	$13,582	$(5,606)	(41.3)%

Adjusted operating return on equity (1)	6.2%	13.3%
Return on equity	5.3%	13.4%

Loss and LAE ratio:	62.0%	60.5%
Loss and LAE ratio – excluding catastrophe	62.0%	60.5%
Loss and LAE ratio – catastrophe losses	–	–
Expense ratio	35.8%	37.7%
Combined ratio	97.8%	98.2%

Adjusted loss and LAE ratio (2)	62.0%	60.5%
Adjusted loss and LAE ratio – excluding catastrophe	62.0%	60.5%
Adjusted loss and LAE ratio – catastrophe losses	-	-
Adjusted expense ratio (2)	35.8%	37.7%
Adjusted combined ratio (2)	97.8%	98.2%

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

Net Income

Net income was $6.8 million for the three months ended March 31, 2020 compared to $13.7 million for the three months ended March 31, 2019, a decrease of $6.9 million, or 50.3%. The decrease in net income primarily resulted from a mark-to-market valuation adjustment of $8.2 million in March 2020 on investments in limited partnerships within net investment income.

Premiums

GWP were $213.8 million for the three months ended March 31, 2020 compared to $255.8 million for the three months ended March 31, 2019, a decrease of $42.1 million, or 16.4%.

The following table presents the GWP by customer segment for the three months ended March 31, 2020 and 2019:

($ in millions)	Three Months Ended March 31
Customer Segment	2020	2019	% Change
Construction	$24.5	$23.3	5.2%
Consumer Services	30.6	27.5	11.3
Marine and Energy	32.8	19.8	65.7
Media and Entertainment	30.5	29.7	2.7
Professional Services	29.7	29.6	0.3
Real Estate	33.2	28.7	15.7
Sports	9.5	7.8	21.8
Transportation	21.5	30.7	(30.0)
Customer segments subtotal	$212.3	$197.1	7.7
Other	1.5	58.7	(97.4)
Total	$213.8	$255.8	(16.4)%

GWP from customer segments (excluding GWP within “Other”) for the three months ended March 31, 2020 grew by 7.7% primarily driven by new business and increased renewals within previously existing niches combined with entry into new niches. The growth was most significant within the Marine and Energy, Real Estate, and Consumer Services customer segments, offset by contraction within the Transportation customer segment.

The changes in GWP were most notable in the following customer segments and niches:

•

Marine and Energy GWP increased by 65.7% to $32.8 million for the three months ended March 31, 2020 compared to $19.8 million for the three months ended March 31, 2019. The premium growth is due to growth across all niches within this segment. Premium growth in these niches is primarily driven by an increase in new business of $12.4 million when compared to the first quarter of 2019.

•

Real Estate GWP increased by 15.7% to $33.2 million for the three months ended March 31, 2020 compared to $28.7 million for the three months ended March 31, 2019. The premium growth is primarily due to increases in the Metrobuilders and Builders’ Risk niches. Premium growth in these niches is primarily due to an increase of $5.2 million for Metrobuilders driven by both new and renewal business, and an increase in new business of $2.7 million for Builders’ Risk, when compared to 2019.

•

Consumer Services GWP increased by 11.3% to $30.6 million for the three months ended March 31, 2020 compared to $27.5 million for the three months ended March 31, 2019. The premium growth is due to continued maturity of several niches, partially offset by premium contraction within the Professional Employer Organizations and Social Services niches due to market conditions in primary workers’ compensation.

•

Transportation GWP decreased by 30.0% to $21.5 million for the three months ended March 31, 2020 compared to $30.7 million for the three months ended March 31, 2019. The premium reduction is due to the contraction from underwriting actions within the Intermodal niche.

Net written premiums decreased by $19.7 million, or 9.4%, to $190.2 million for the three months ended March 31, 2020 from $209.9 million for the three months ended March 31, 2019. The change in net written premiums was directly related to the contraction in GWP.

Net earned premiums increased by $10.1 million, or 5.1%, to $205.7 million for the three months ended March 31, 2020 from $195.6 million for the three months ended March 31, 2019.  The increase in net earned premiums was directly related to the growth in net written premiums throughout 2019. Due to the lag effect of earned premium, the contraction of net written premium in the first quarter of 2020 will not be fully realized in earned premium during the first quarter.

Loss and LAE Ratio

Our loss and LAE ratio was 62.0% for the three months ended March 31, 2020 compared to 60.5% for the three months ended March 31, 2019. For the three months ended March 31, 2020 our reserve for unpaid losses and loss adjustment expenses for accident years 2019 and prior developed unfavorably by $0.2 million driven by $7.1 million unfavorable development of  Commercial Multiple Peril and $4.4 million unfavorable development in General Liability offset by $5.2 million favorable development in Commercial Auto, $4.9 million in Workers’ Compensation and $1.3 million in All Other lines. In addition, the Company incurred $6.4 million of losses and loss adjustment expenses related to premium adjustments earned during the three months ended March 31, 2020 attributable to prior accident years 2019 and 2018. There were no significant drivers of favorable development of $0.4 for the three months ended March 31, 2019.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums

Loss and LAE:
Current accident year – excluding catastrophe	$127,359	61.9%	$118,728	60.7%
Current accident year – catastrophe losses (1)	—	—	—	—
Effect of prior year development	198	0.1	(395)	(0.2)
Total	$127,557	62.0%	$118,333	60.5%

	Three Months Ended March 31
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Adjusted loss and LAE:
Current accident year – excluding catastrophe	$127,359	61.9%	$118,728	60.7%
Current accident year – catastrophe losses (1)	—	—	—	—
Effect of prior year development	198	0.1	(395)	(0.2)
Total	$127,557	62.0%	$118,333	60.5%

(1)

Catastrophe losses are any one claim, or group of claims, equal or greater than $1.0 million related to a single PCS designated catastrophe event. PCS is Property Claim Services, a Verisk company. PCS has defined catastrophes in the United States, Puerto Rico, and the U.S. Virgin Islands as events that cause $25.0 million or more in direct insured losses to property and affect a significant number of policyholders and insurers.

Expense Ratio

Our expense ratio was 35.8% for the three months ended March 31, 2020 compared to 37.7% for the three months ended March 31, 2019.  The improvement in the expense ratio is driven primarily by an increase in net earned premiums in the period, and reduced acquisition costs, partially offset by an increase in the credit allowance on premium receivables due to COVID-19.

The following table summarizes the components of the expense ratio for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$46,986	22.8%	$46,573	23.8%
Underwriting and insurance expenses	26,637	13.0	27,194	13.9
Underwriting, acquisition and insurance expenses (1)	73,623	35.8	73,767	37.7
Effect of WAQS (1)	—	—	—	—
Total underwriting, acquisition and insurance expenses	$73,623	35.8%	$73,767	37.7%

(1)

Total underwriting, acquisition and insurance expenses and the effect of the WAQS are calculated based on the net earned premiums including the effects of the WAQS for three months ended March 31, 2020 and 2019.

Underwriting Income

Underwriting income was $4.5 million for the three months ended March 31, 2020 compared to $3.5 million for the three months ended March 31, 2019, an increase of $1.0 million, or 27.8%.  The increase in underwriting income is primarily due an improvement in the expense ratio.

Combined Ratio

Our combined ratio and adjusted combined ratio was 97.8% for the three months ended March 31, 2020 compared to 98.2% for the three months ended March 31, 2019.

Investing Results

Our net investment income decreased by 48.6% to $8.8 million for the three months ended March 31, 2020 from $17.2 million for the three months ended March 31, 2019. The decrease in net investment income is primarily due to a mark-to-market valuation adjustment of $8.2 million in March on investments in limited partnerships.  Net investment yield was 1.6% for the three months ended March 31, 2020 and 3.6% for the three months ended March 31, 2019.  Realized investment gains, net includes a $0.4 million credit loss allowance for fixed maturity securities for the three months ended March 31, 2020.

The weighted average duration of our fixed maturity portfolio, including cash equivalents, was 4.1 years at March 31, 2020 and  2.8 years at March 31, 2019.

The following table summarizes the components of net investment income and net investment gains for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
($ in thousands)	2020	2019	$ Change
Interest from securities	$16,282	$16,119	$163
Other investments	(6,792)	1,559	(8,351)
Gross investment income	9,490	17,678	(8,188)
Investment expenses	(675)	(520)	(155)
Net investment income	8,815	17,158	(8,343)
Realized investment gains, net	232	113	119
Total	$9,047	$17,271	$(8,224)
Average invested assets at book value	$2,175,621	$1,908,971	$266,650

Interest and Other  Expenses, Net

Our interest and other expenses increased by $1.5 million to $4.7 million for the three months ended March 31, 2020 compared to $3.3 million for the three months ended March 31, 2019. The increase is primarily driven by other expenses of $1.7 million due to non-recurring stock compensation grants in connection with our IPO and payments made to our former CEO for his service as Executive Chairman.

Income Tax Expense

Our effective tax rate for the periods ended March 31, 2020 and 2019 was 22.6% and 21.8%, respectively. The increase in the effective tax rate in the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the tax effect of share-based compensation.

Our income tax expense was $2.0 million and $3.8 million for the periods ended March 31, 2020 and 2019, respectively. The decrease is due to the decrease in income before income taxes compared to the same period in 2019.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.

Adjusted Operating Income

Adjusted operating income was $8.0 million for the three months ended March 31, 2020, a decrease of $5.6 million, or 41.3% from the adjusted operating income of $13.6 million for the three months ended March 31, 2019.

Adjusted Operating Return on Equity

Our adjusted operating return on equity was 6.2% for the three months ended March 31, 2020, a decrease of 7.1% percentage points from 13.3% for the three months ended March 31, 2019 primarily due to the decrease in adjusted operating income combined with an increase in stockholders’ equity from $426.9 million in the first quarter of 2019 to $488.1 million in the first quarter of 2020.

Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with our operations primarily conducted by our wholly owned insurance subsidiaries, New York Marine and Gotham, which are domiciled in New York, and Southwest Marine, which is domiciled in Arizona. Accordingly, the holding company may receive cash through (i) loans from banks, (ii) draws on a revolving loan agreement, (iii) issuance of equity and debt securities, (iv) corporate service fees from our operating subsidiaries, (v) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (vi) subject to certain limitations discussed below, dividends from our insurance subsidiaries. We also may use the proceeds from these sources to contribute funds to the insurance subsidiaries in order to support premium growth, reduce our reliance on reinsurance, and pay dividends and taxes and for other business purposes.

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

Our outstanding $140.0 million aggregate principal amount of 7.5% Senior Unsecured Notes and $25.0 million aggregate principal amount of 6.5% Senior Notes (collectively, the “Notes”) mature in November 2020.  We are currently in discussions with a number of counterparties related to different options to refinance the Notes, and expect to enter into agreements with one or more counterparties to provide for the refinancing of the Notes prior to their maturity date.  We believe that we will be able to close on such a refinancing transaction effectively and in a timely manner.

Cash Flows

Our most significant source of cash is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period and net of the related commission amount for the policies. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs well after the receipt of the premium, we invest the cash in various investment securities that generally earn interest and dividends. We also use cash to pay for operating expenses such as salaries, rent and taxes and capital expenditures such as technology systems. As described under “—Reinsurance” below, we use reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.

The casualty-focused nature of our products, and limited property exposures, typically allow us to generate significant operating cash flow. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, and as a result their timing can influence cash flows from operating activities in any given period. Management believes that cash receipts from premiums, proceeds from investment sales and maturities, and investment income are sufficient to cover cash outflows in the foreseeable future.

Our cash flows for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended March 31
	2020	2019
($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$58,856	$84,809
Investing activities	(32,068)	(72,095)
Financing activities	(2,312)	—
Change in cash and cash equivalents	$24,476	$12,714

The decrease in cash provided by operating activities for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was largely driven by timing of claim payments and premium collections. Cash used by investing activities is primarily funded by cash flow from operations. The decrease in cash used by investing activities of $40.0 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily reflected the amount of operating funds available for investment in the current quarter. The decrease in cash provided by financing activities of $2.3 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due to cash outflows related to stock compensation plans in the current quarter.

Reinsurance

We actively use ceded reinsurance across our book of business to reduce our overall risk position and to protect our capital. Reinsurance involves a primary insurance company transferring, or “ceding”, a portion of its premium and losses in order to limit its exposure. The ceding of liability to a reinsurer does not relieve the obligation of the primary insurance to the policyholder. The primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement. Our reinsurance agreements are primarily contracted under excess of loss agreements. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses, in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses.

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

Our largest quota share reinsurance agreements were the WAQS.  In connection with the divestment of our U.K. business, New York Marine as reinsured entered into the WAQS with third party reinsurers to maintain reasonable underwriting leverage within New York Marine and its subsidiary insurance companies during a transition period following the U.K. divestment. During 2018, and following the transition of the U.S. business back to New York Marine, the WAQS were terminated. Effective January 1, 2020, the WAQS were commuted.

The following is a summary of our significant excess of loss reinsurance programs as of March 31, 2020:

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

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. The allowance related to credit default with respect to our reinsurance assets as of March 31, 2020 and 2019 was $0.6 million and $0.5 million respectively. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers.  At March 31, 2020, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better.

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

The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance subsidiaries to attract and retain our distribution partners and on the risk profiles of the submissions for insurance that the insurance subsidiaries receive. The “A-” (Excellent) rating affirmed by A.M. Best on November 22, 2019 is consistent with our business plan and allows us to actively pursue relationships with the distribution partners identified in our marketing plan.

Financial Condition

Stockholders’ Equity

At March 31, 2020, total stockholders’ equity was $488.1 million and tangible stockholders’ equity was $458.9 million, compared to total stockholders’ equity of $543.0 million and tangible stockholders’ equity of $513.8 million at December 31, 2019. The decrease in both total and tangible stockholders’ equity was primarily due to net unrealized losses on investment securities of $61.4 million, partially offset by net income of $7.1 million, for the three months ended March 31, 2020.

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

Stockholders’ equity at March 31, 2020 and December 31, 2019 reconciles to tangible stockholders’ equity as follows:

	March 31, 2020	December 31, 2019
($ in thousands)
Stockholders’ equity	$488,102	$543,031
Less: goodwill and net intangible assets	29,181	29,189
Tangible stockholders’ equity	$458,921	$513,842
Book value per share	$11.26	$12.61
Tangible book value per share	$10.59	$11.93

Investment Portfolio

Our cash and invested assets consist of debt securities, cash and cash equivalents, short-term investments, commercial levered loans and alternative investments.

At March 31, 2020,  the majority of the portfolio, or $2.0 billion, was comprised of securities that are classified as available-for sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive loss.  Also included in our investments were $217.4 million of alternative investments carried at fair value. Our securities, including cash equivalents, had a weighted average duration of 4.1 years and an average rating of “A” at March 31, 2020.

At March 31, 2020 and December 31, 2019, the cost and fair value on cash and invested assets were as follows:

	March 31, 2020			December 31, 2019
		Estimated	% of Total		Estimated Fair	% of Total Fair
	Cost	Fair Value	Fair Value	Cost	Value	Value
($ in thousands)
Fixed and floating rate securities	$1,875,903	$1,850,002	85.6%	$1,848,964	$1,891,148	86.3%
Alternate available-for-sale	162,566	152,418	7.0	150,439	149,534	6.8
Total bonds	2,038,469	2,002,420	92.6	1,999,403	2,040,682	93.1
Other investments:
Commercial levered loans	13,725	12,246	0.6	14,069	13,950	0.6
Non-redeemable preferred stock securities	11,669	11,378	0.5	—	—	—
Limited partnerships	65,011	65,011	3.0	66,660	66,660	3.0
Short-term investments	19,229	19,229	0.9	43,873	43,873	2.0
Total other investments	109,634	107,864	5.0	124,602	124,483	5.6
Total investments	2,148,103	2,110,284	97.6	2,124,005	2,165,165	98.7
Cash and cash equivalents	51,927	51,927	2.4	27,497	27,497	1.3
Total	$2,200,030	$2,162,211	100.0%	$2,151,502	$2,192,662	100.0%

As of March 31, 2020, approximately 16.1% of our fixed maturity securities portfolio was comprised of investment securities that have a floating interest rate compared to approximately 33.1%, as of December 31, 2019. Included in December 31, 2019, within our floating interest rate securities was 12.2% of total fair value that is no longer considered floating interest rate securities such as asset-backed securities, corporate securities, commercial mortgage-backed securities, agency residential mortgage-backed securities and non-agency residential mortgage-backed securities. These securities were reclassified by our new investment accounting service provider to fixed rate securities due to characteristics that better align with coupon variability. Our floating rate securities are classified as having coupons that reset at a set schedule off of an index rate.

The table below presents the credit quality of total bonds at March 31, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) or Equivalent Designation:

	March 31, 2020		December 31, 2019
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
($ in thousands)
AAA	$188,248	9.4%	$219,696	10.8%
AA	432,544	21.6	356,924	17.5
A	653,760	32.6	719,394	35.2
BBB	512,253	25.6	563,680	27.6
Below BBB/Not rated	215,615	10.8	180,988	8.9
Total	$2,002,420	100.0%	$2,040,682	100.0%

The amortized cost and fair value of our fixed maturity securities by contractual maturity are shown below as of March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
		Estimated	% of Fair		Estimated Fair
	Amortized Cost	Fair Value	Value	Amortized Cost	Value	% of Fair Value
($ in thousands)
Due in one year or less	$103,407	$103,498	5.2%	$99,035	$99,326	4.9%
Due after one year through five years	659,203	657,184	32.8	679,649	692,219	33.9
Due after five years through ten years	449,535	445,004	22.2	507,803	523,276	25.6
Due after ten years	248,896	239,964	12.0	151,105	153,790	7.5
Government agency securities	27,998	28,589	1.4	6,523	6,532	0.3
Asset-backed securities	49,205	46,020	2.3	73,068	73,582	3.6
Collateralized loan obligations	177,411	157,563	7.9	181,704	179,549	8.8
Commercial mortgage-backed securities	94,816	94,474	4.7	95,810	97,526	4.8
Residential mortgage-backed securities – non-agency	92,189	90,633	4.5	62,343	71,610	3.5
Residential mortgage-backed securities – agency	135,809	139,491	7.0	142,363	143,272	7.0
Total fixed maturities	$2,038,469	$2,002,420	100.0%	$1,999,403	$2,040,682	100.0%

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

The fair value of our restricted assets was $585.2 million at March 31, 2020.  This includes $145.1 million of funds in trust for the mutual benefit of our insurance companies due to participation in our intercompany pooling agreement.  Restricted investments increased 1.3%, or $7.3 million, when compared to December 31, 2019 primarily due to an increase in reinsurance collateral and state deposits, offset by market depreciation from fixed maturity securities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2020.

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

Net income for the three months ended March 31, 2020 and 2019 reconciles to underwriting income as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019
Net income from continuing operations	$6,811	$13,695
Income tax expense	1,988	3,815
Income before taxes	8,799	17,510
Net investment income	8,815	17,158
Realized investment gains, net	232	113
Interest and other expense, net	4,730	3,269
Underwriting income	$4,482	$3,508

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

Adjusted operating income for the three months ended March 31, 2020 and 2019 reconciles to net income as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019
Net income from continuing operations	$6,811	$13,695
Income tax expense	1,988	3,815
Income before taxes	8,799	17,510
Other expense	1,737	—
Realized investment (gains), net	(232)	(113)
Adjusted operating income before taxes	10,304	17,397
Less: income tax expense on adjusted operating income	2,328	3,815
Adjusted operating income	$7,976	$13,582

Critical Accounting Estimates

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in the Company’s 2019 Annual Report.

For additional information about our critical accounting policies and estimates, see the disclosure included in the Company’s 2019 Annual Report, as well as Note 1 – Basis of Reporting in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information about market risk set forth in the Company’s 2019 Annual Report.  The COVID-19 pandemic does present new and emerging uncertainty to the financial markets. See further discussion in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A., Risk Factors, of this Quarterly Report on Form 10-Q.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10‑Q, the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures defined under Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

Except as set forth below, as of the date of this report, there have been no material changes with respect to those risk factors previously disclosed in our 2019 Annual Report.

The impact of COVID-19 and related risks could materially affect our results of operations, financial position or liquidity.

Beginning in March 2020, the pandemic related to the novel coronavirus COVID-19 began to impact the global economy. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 could include, without limitation, the following:

•

Revenues. The impact of COVID-19 on general economic activity may negatively impact our premium volumes to a degree that will vary based on the extent and duration of any economic contraction or related behavioral changes.

•

Adverse Legislative and/or Regulatory Action.  Federal, state and local government actions to address the impact of COVID-19 may adversely affect us. We may become subject to legislative and/or regulatory action that retroactively mandates coverage for losses that our insurance policies were not intended or priced to cover, including business interruption claims, despite terms included in our policies to preclude coverage or that creates presumptions of compensability not otherwise present (including for example in workers’ compensation exposures). Regulatory requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies, collect premiums, or requiring us to refund premiums in a manner not otherwise required.

•

Claims and Claim Adjustment Expenses.  We may incur higher claims and claim adjustment expenses in certain lines of business due to increases in claims frequency and/or severity.  Short-term and long-term impacts of COVID-19 could impact our various product lines in ways we cannot adequately predict.

•

Losses and Loss Reserves.  Anticipated and unknown risks related to COVID-19 may cause uncertainty in the process of estimating losses and loss reserves. As a result, our estimated loss reserves may change. Higher inflation than anticipated could lead to an increase in our loss costs and a need to strengthen loss reserves. Such impacts could be more pronounced for those lines of business requiring a relatively longer period of time to finalize and settle claims.

•

Investments.  The value of corporate, municipal and structured securities (including mortgage-backed securities) in our investment portfolio may be adversely impacted by ratings downgrades, government deficits, increased bankruptcies, credit spread widening, and real estate market disruption/devaluation, or could be subject to impairment as a result of issuer creditworthiness deterioration, default, and/or interest rate increases. Further disruption in global financial markets due to the continuing pandemic could result in net realized investment losses.

•

Operational Disruptions and Heightened Cybersecurity Risks.  Our operations could be disrupted if key members of management, a significant percentage of our workforce, or the workforce of certain third parties (including our agents, brokers or service providers) are unable to continue to work because of illness, government directives or otherwise. The interruption of system capabilities for our agents, brokers or service providers could result in deterioration of our ability to perform necessary business functions, and the shift to remote work arrangements by us, our business partners, and our service providers could heighten the risk of cybersecurity or data security incidents.

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

The offer and sale of all of the shares in the initial public offering (including pursuant to the underwriters’ overallotment option) were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232440), which was declared effective by the SEC on July 24, 2019. Goldman Sachs & Co. LLC and Barclays acted as the lead underwriters. The public offering price of the shares sold in the offering was $14.00 per share. The total gross proceeds from the offering to us were approximately $60.0 million. After deducting underwriting discounts and commissions of approximately $3.9 million and offering expenses payable by us of approximately $5.3 million, we received approximately $50.8 million. We did not receive any of the proceeds from the sale of the shares of common stock sold by the selling stockholders in the initial public offering or pursuant to the underwriters’ exercise of the overallotment option.  On August 8, 2019, a portion of such proceeds was used to repay $18.0 million in outstanding debt under our amended and restated revolving loan agreement. The remainder of such net proceeds were used throughout fiscal 2019 and first quarter of fiscal 2020 for general corporate purposes, including capital contributions to our insurance subsidiaries. As of March 31, 2020, none of such proceeds were remaining. There was no material change in the use of proceeds from our initial public offering as described in our final prospectus (dated July 24, 2019) filed with the SEC on July 25, 2019 pursuant to Rule 424(b) of the Securities Act.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None.

Item 6: Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of ProSight Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
3.2	Amended and Restated Bylaws of ProSight Global, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K/A filed March 10, 2020.
4.2	Registration Rights Agreement between ProSight Global, Inc. and the Holders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
10.1

Amendment to Transition and Separation Agreement, dated January 23, 2020, between ProSight Global, Inc. and Joseph Beneducci (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K/A filed March 10, 2020).

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

ProSight Global, Inc.

Dated: May 12, 2020	By:	/s/ Lawrence Hannon
Lawrence Hannon
President and Chief Executive Officer

Dated: May 12, 2020	By:	/s/ Anthony S. Piszel
Anthony S. Piszel
Chief Financial Officer