Form 10-Q
period 2020-06-30
ProSight Global, Inc.
filed 2020-08-11
CIK 1634038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38996

ProSight Global, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2405664

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

There were 43,587,642 shares of Common Stock ($0.01 par value) outstanding as of August 10, 2020.

PROSIGHT GLOBAL, INC. AND SUBSIDIARIES

ProSight Global, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands except share amounts)	2020	2019
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value (amortized cost $2,102,989 in 2020 and $1,999,403 in 2019, allowance for credit losses $(1,985) in 2020 and $0 in 2019)	$2,162,780	$2,040,682
Commercial levered loans at amortized cost (fair value $12,628 in 2020 and $13,950 in 2019)	13,463	14,069
Non-redeemable preferred stock securities at fair value (amortized cost $11,670 in 2020 and $0 in 2019)	11,785	—
Limited partnerships and limited liability companies at fair value (cost $74,019 in 2020 and $62,226 in 2019)	79,717	66,660
Short-term investments	496	43,873
Total investments	2,268,241	2,165,284
Cash and cash equivalents	50,637	17,284
Restricted cash	9,966	10,213
Accrued investment income	14,119	13,610
Premiums and other receivables, net	143,519	190,004
Receivable from reinsurers on paid losses, net	2,497	3,481
Reinsurance receivables on unpaid losses, net	141,427	193,952
Deferred policy acquisition costs	94,587	98,812
Prepaid reinsurance premiums	47,837	42,861
Net deferred income taxes	—	4,803
Goodwill and net intangible assets	29,174	29,189
Fixed assets and capitalized software, net	35,630	37,167
Funds withheld related to sale of affiliate	19,529	19,453
Other assets	34,218	29,537
Assets of discontinued operations	23,171	21,584
Total assets	$2,914,552	$2,877,234

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$1,544,123	$1,521,648
Reserve for unearned premiums	450,934	483,223
Ceded reinsurance payable	20,324	17,768
Notes payable, net of debt issuance costs	164,862	164,693
Secured loan payable, net of issuance costs	24,997	—
Funds held under reinsurance agreements	22,858	58,855
Net deferred income taxes	75	—
Other liabilities	66,762	56,438
Liabilities of discontinued operations	33,517	31,578
Total liabilities	2,328,452	2,334,203

Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,355,319 and 43,071,186 shares issued, 43,342,399 and 43,058,266 shares outstanding in 2020 and 2019, respectively	433	431
Paid-in capital	664,895	661,761
Accumulated other comprehensive income	52,756	37,453
Retained deficit	(131,784)	(156,414)
Treasury shares - at cost (12,920 shares)	(200)	(200)
Total stockholders’ equity	586,100	543,031
Total liabilities and stockholders’ equity	$2,914,552	$2,877,234

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands except per share amounts)	2020	2019	2020	2019
Gross written premiums	$186,394	$235,032	$400,178	$490,870
Net earned premiums	181,629	202,480	387,291	398,088
Net investment income	23,791	17,398	32,606	34,556
Realized investment gains, net	1,891	137	2,123	250
Other income	101	97	213	190
Total revenues	207,412	220,112	422,233	433,084

Expenses:
Net losses and loss adjustment expenses incurred	112,473	127,115	240,030	245,448
Policy acquisition expenses	42,033	45,533	89,019	92,106
General and administrative expenses	26,415	26,028	53,052	53,222
Interest expense	3,067	3,147	6,172	6,509
Other expense	1,390	7,170	3,127	7,170
Total expenses	185,378	208,993	391,400	404,455
Income from continuing operations before income taxes	22,034	11,119	30,833	28,629

Income tax provision:
Current	4,116	82	5,747	223
Deferred	635	2,341	992	6,015
Total income tax expense	4,751	2,423	6,739	6,238
Net income from continuing operations	17,283	8,696	24,094	22,391

Discontinued operations:
Net income (loss) from discontinued operations	279	(78)	536	(333)
Net income	$17,562	$8,618	$24,630	$22,058

Earnings per share – basic:
Net income from continuing operations	$0.39	$0.22	$0.55	$0.58
Net income	$0.40	$0.22	$0.56	$0.57

Earnings per share – diluted:
Net income from continuing operations	$0.39	$0.22	$0.55	$0.57
Net income	$0.40	$0.22	$0.56	$0.56

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2020	2019	2020	2019
Net income	$17,562	$8,618	$24,630	$22,058
Other comprehensive income, net of taxes:
Change in unrealized holding gains on available-for-sale debt securities, net of deferred tax expense of $20,851 and $4,749 in 2020 and $6,206 and $13,447 in 2019	78,456	23,624	17,492	51,186
Less: reclassification adjustment for gains included in net income, net of tax expense (benefit) of $726 and $862 in 2020 and $(28) and $(52) in 2019	2,952	217	3,758	27
Less: reclassification adjustment for credit losses included in net income, net of tax benefit of $(330) and $(417) in 2020 and $0 and $0 in 2019	(1,240)	—	(1,569)	—
Other comprehensive income	76,744	23,407	15,303	51,159
Comprehensive income	$94,306	$32,025	$39,933	$73,217

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
	Preferred	Common	Paid-In	Other Comprehensive	Retained	Treasury
($ in thousands)	Stock	Stock	Capital	Income (Loss)	Deficit	Shares	Total
December 31, 2018	$—	$389	$607,260	$(22,315)	$(195,304)	$(200)	$389,830
Stock based employee compensation plan	—	—	77	—	—	—	77
Net unrealized gain on available-for-sale debt securities, net of deferred tax expense of $7,265	—	—	—	27,752	—	—	27,752
Equity distribution	—	—	(4,174)	—	—	—	(4,174)
Net income	—	—	—	—	13,440	—	13,440
March 31, 2019	$—	$389	$603,163	$5,437	$(181,864)	$(200)	$426,925
Net unrealized gain on available-for-sale debt securities, net of deferred tax expense of $6,234	—	—	—	23,407	—	—	23,407
Net income	—	—	—	—	8,618	—	8,618
June 30, 2019	$—	$389	$603,163	$28,844	$(173,246)	$(200)	$458,950

December 31, 2019	$—	$431	$661,761	$37,453	$(156,414)	$(200)	$543,031
Stock based employee compensation plan	—	2	1,754	—	—	—	1,756
Net unrealized loss on available-for-sale debt securities, net of deferred tax benefit of $(16,151)	—	—	—	(61,441)	—	—	(61,441)
Retirement of common stock (tax payments on equity compensation)	—	—	(2,263)	—	—	—	(2,263)
Payments related to offering costs	—	—	(49)	—	—	—	(49)
Net income	—	—	—	—	7,068	—	7,068
March 31, 2020	$—	$433	$661,203	$(23,988)	$(149,346)	$(200)	$488,102
Stock based employee compensation plan	—	—	3,057	—	—	—	3,057
Net unrealized gain on available-for-sale debt securities, net of deferred tax expense of $20,455	—	—	—	76,744	—	—	76,744
Tax benefit on payments related to offering costs	—	—	635	—	—	—	635
Net income	—	—	—	—	17,562	—	17,562
June 30, 2020	$—	$433	$664,895	$52,756	$(131,784)	$(200)	$586,100

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
($ in thousands)	2020	2019
Operating activities
Net income from continuing operations	$24,094	$22,391
Net income (loss) from discontinued operations	536	(333)
Net income	24,630	22,058

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred taxes	992	6,015
Realized investment gains, net	(2,123)	(250)
Net limited partnerships and limited liability companies gains	(1,254)	(2,449)
Net amortization (accretion) from bonds and commercial loans	1,808	(2,227)
Net change in fair value of non-redeemable preferred stock securities	(115)	—
Depreciation and amortization	4,186	4,131
Amortization of debt issuance costs	169	162
Stock based compensation	4,813	77

Changes in:
Premiums and other receivables, net	46,485	4,219
Receivable from reinsurers on paid losses and reinsurance receivable on unpaid losses	53,509	(22,225)
Ceded reinsurance payable	2,556	2,706
Accrued investment income	(509)	(1,035)
Deferred policy acquisition costs	4,225	(8,127)
Prepaid reinsurance premiums	(4,976)	(14,592)
Reserve for unpaid losses and loss adjustment expenses	22,475	86,848
Reserve for unearned premiums	(32,289)	36,974
Funds withheld related to sale of affiliate	(76)	(137)
Funds held under reinsurance agreements	(35,997)	9,197
Other assets	(4,465)	20,149
Other liabilities	10,324	17,819
Total adjustments	69,738	137,255
Net cash provided by operating activities – continuing operations	93,832	159,646
Net cash provided by (used in) operating activities – discontinued operations	115	(305)
Net cash provided by operating activities	93,947	159,341

Investing activities
Purchases of available-for-sale fixed maturity securities	(408,224)	(221,287)
Sales of available-for-sale fixed maturity securities	194,904	32,791
Redemptions of available-for-sale fixed maturity securities	111,877	64,310
Purchases of non-redeemable preferred stock securities	(11,669)	—
Redemptions of commercial levered loans	608	350
Purchases of limited partnerships	(13,651)	(8,244)
Distributions and redemptions from limited partnerships	1,847	1,775
Purchases of short-term investments	(34,955)	(241,574)
Sales of short-term investments	78,485	228,765
Acquisition of fixed assets and capitalized software	(2,634)	(3,260)
Net cash used in investing activities - continuing operations	(83,412)	(146,374)
Net cash provided by (used in) investing activities - discontinued operations	634	(320)
Net cash used in investing activities	(82,778)	(146,694)

Financing activities
Payments related to offering costs	(49)	—
Tax withholding on stock compensation awards	(2,263)	—
Proceeds from secured notes payable	24,997
Net cash provided by financing activities	22,685	—

Net change in cash and cash equivalents	33,854	12,647
Cash, cash equivalents and restricted cash at beginning of year - continuing operations	27,497	29,900
Cash, cash equivalents and restricted cash at beginning of year- discontinued operations	255	1,034
Less: cash, cash equivalents and restricted cash at end of period - discontinued operations	(1,003)	(411)
Cash, cash equivalents and restricted cash at end of period - continuing operations	$60,603	$43,170

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

2. Recently Adopted Accounting Standards

Accounting Guidance Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”) to improve the financial reporting of leasing transactions. Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options, if applicable, plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of  the lease. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. ASU 2016-02 requires the application of a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

The Company adopted ASU 2016-02 in the first quarter of 2020, and as part of its implementation, elected the modified retrospective method approach at the beginning of the period of adoption and did not retrospectively adjust prior periods presented. The Company elected to not separate lease components from non-lease components (such as office cleanings, security and maintenance services provided by the Company’s lessors for certain of its leases). The Company

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

also elected the package of practical expedients under the transition guidance, which allowed the Company to not reevaluate existing lease classifications, among others. As of January 1, 2020, the Company’s adoption of this guidance resulted in recognition of a right-of-use asset of $5.6 million and a corresponding lease liability of $6.3 million in continuing operations, and a right-of-use asset of $2.5 million and a corresponding lease liability of $3.0 million in discontinued operations. The adoption of this guidance did not have a material impact on the Company’s retained earnings. See Note 15. Leases for further information on the Company’s leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, trade receivables, and reinsurance receivables. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance. The valuation allowance is a measurement of expected losses that is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This methodology is referred to as the current expected credit loss model. The Company adopted ASU 2016-13 in the first quarter of 2020 using a modified retrospective approach. As of January 1, 2020, the Company’s adoption of this guidance did not have a material impact on the Company’s retained earnings.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Companies can elect to adopt ASU 2020-04 as of the beginning of the interim period that includes March 2020, or any date thereafter through December 31, 2022. The Company is currently evaluating the impact of this guidance on its financial condition and results of operations.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

3. Supplemental Cash Flow

The following table represents the supplemental cash flow information for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30
($ in thousands)	2020	2019
Cash paid during the period for:
Interest	$6,187	$6,566
Non-cash activity:
Operating lease right-of-use assets due to the adoption of ASU 2016-02 - continuing operations	$4,117	$—
Operating lease right-of-use assets due to the adoption of ASU 2016-02 - discontinued operations	$2,174	$—
Operating lease liabilities due to the adoption of ASU 2016-02 - continuing operations	$4,624	$—
Operating lease liabilities due to the adoption of ASU 2016-02 - discontinued operations	$2,526	$—
Tax benefit on payments related to offering costs	$635	$—

For the six months ended June 30, 2020, the Company withheld 154,629 shares of common stock from employees related to tax liabilities incurred upon the settlement of vested restricted stock units (“RSUs”). The number of shares of common stock issued, upon the settlement of vested RSUs net of tax withholding, was 284,133.

4. Discontinued Operations

In March 2017, the Company announced its exit from the United Kingdom (“U.K.”) insurance market. The financial results and subsequent expenses directly attributable to U.K. operations are included in the Company’s financial statements and classified within discontinued operations for all periods presented. Net income from discontinued operations was $0.3 million and $0.5 million for the three and six months ended June 30, 2020. Net loss from discontinued operations was $0.1 million and $0.3 million for the three and six months ended June 30, 2019.

The following table represents the carrying amounts of assets and liabilities associated with the exit from the insurance market in the U.K. reported as discontinued operations in its consolidated balance sheets:

	June 30,	December 31,
($ in thousands)	2020	2019
Assets
Cash and investments	$10,120	$10,428
Other assets	13,051	11,156
Total assets	$23,171	$21,584

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$24,146	$24,169
Other liabilities	9,371	7,409
Total liabilities	$33,517	$31,578

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

investment grade and below investment grade bonds, bank loan investments and redeemable preferred stock securities. The Company has designated its investments in fixed maturity securities as available-for-sale (“AFS”) securities.

(a) The gross unrealized gains and losses on fixed maturity securities included in assets from continuing operations at June 30, 2020, are as follows:

	Cost/		Gross	Gross
	Amortized	Credit Loss	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Allowance	Gains	Losses	Value
Fixed maturity securities:
U.S. Treasury securities	$36,265	$—	$2,204	$—	$38,469
Government agency securities	28,358	—	526	—	28,884
Corporate debt securities	1,302,996	(615)	65,651	(15,795)	1,352,237
Municipal debt obligations	158,464	—	5,623	(792)	163,295
ABS	49,723	(275)	347	(1,064)	48,731
CLO	175,687	(6)	41	(7,201)	168,521
CMBS	99,218	—	5,245	(986)	103,477
RMBS - non-agency	115,588	(1,089)	6,369	(2,008)	118,860
RMBS - agency	136,690	—	3,616	—	140,306
Total fixed maturity securities	$2,102,989	$(1,985)	$89,622	$(27,846)	$2,162,780

The gross unrealized gains and losses on fixed maturity securities included in assets from continuing operations at December 31, 2019, are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. Treasury securities	$49,161	$838	$(14)	$49,985
Government agency securities	6,522	23	(14)	6,531
Corporate debt securities	1,308,094	33,743	(3,025)	1,338,812
Municipal debt obligations	80,338	243	(766)	79,815
ABS	73,068	854	(340)	73,582
CLO	181,704	125	(2,280)	179,549
CMBS	95,810	1,863	(147)	97,526
RMBS - non-agency	62,343	9,458	(191)	71,610
RMBS - agency	142,363	1,256	(347)	143,272
Total fixed maturity securities	$1,999,403	$48,403	$(7,124)	$2,040,682

(b) The following table summarizes the fair values and gross unrealized losses for fixed maturity securities in an unrealized loss position at June 30, 2020, grouped by asset class and by duration of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
						Total
	Fair	Unrealized	Fair	Unrealized	Total	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
Corporate debt securities	$131,043	$(10,502)	$76,754	$(5,293)	$207,797	$(15,795)
Municipal debt obligations	25,587	(456)	11,372	(336)	36,959	(792)
ABS	9,504	(693)	16,883	(371)	26,387	(1,064)
CLO	47,434	(1,278)	116,188	(5,923)	163,622	(7,201)
CMBS	16,564	(859)	4,725	(127)	21,289	(986)
RMBS - non-agency	36,568	(1,189)	9,317	(819)	45,885	(2,008)
Total fixed maturity securities	$266,700	$(14,977)	$235,239	$(12,869)	$501,939	$(27,846)

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

(c) The Company was holding 286 and 313 fixed maturity securities that were in an unrealized loss position as of June 30, 2020 and December 31, 2019, respectively. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

The Company analyzes fixed maturity securities in an unrealized loss position for credit losses if they meet the following criteria: (i) they are trading in a significant loss position, (ii) failure of the issuer of the security to make scheduled interest or principal payments, (iii) there have been negative credit events with respect to the issuer, or (iv) there have been negative current events surrounding an issuer or the environment in which an issuer operates.

For fixed maturity securities in an unrealized loss position that require a credit loss analysis, the Company estimates a present value of expected cash flows. If the results of the cash flow analysis indicate that the Company will not recover the full amount of its amortized cost basis, the Company records a credit loss for the excess of amortized cost over the present value of expected cash flows, not to exceed the unrealized loss. Changes in the credit loss allowance are recognized through realized investment gains, net on the consolidated statements of operations. The credit loss allowance expense for fixed maturity securities was $1.6 million and $2.0 million for the three and six months ended June 30, 2020.

The following table is a rollforward of the credit loss allowance for fixed maturity securities:

	December 31,	Additions	Reduction	Reduction	Change in Securities	June 30,
($ in thousands)	2019	New Securities	Sales	Intent to Sell	with Previous Allowance	2020
Fixed maturity securities:
Corporate debt securities	$—	$615	$—	$—	$—	$615
ABS	—	275	—	—	—	275
CLO	—	6	—	—	—	6
RMBS - non-agency	—	1,090	(1)	—	—	1,089
Total fixed maturity securities allowance	$—	$1,986	$(1)	$—	$—	$1,985

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

(d) The amortized cost and fair value of fixed maturity securities, excluding the Company’s structured securities portfolio, at June 30, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$107,187	$108,224
Due after one through five years	641,649	661,544
Due after five through ten years	494,186	520,225
Due after ten years	254,703	264,008
	1,497,725	1,554,001
Structured securities:
Government agency securities	28,358	28,884
ABS	49,723	48,731
CLO	175,687	168,521
CMBS	99,218	103,477
RMBS - non-agency	115,588	118,860
RMBS - agency	136,690	140,306
Total fixed maturity securities	$2,102,989	$2,162,780

The Company did not have any non-income producing fixed maturity investments as of June 30, 2020 and December 31, 2019, respectively.

(e) The Company records its limited partnership and limited liability companies using net asset value, which the Company has determined to be the best indicator of fair value for these investments. At June 30, 2020 and December 31, 2019, the fair value of limited partnerships and limited liability companies were $79.7 million and $66.7 million, respectively. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income. The largest investment within the portfolio is the Pacific Investment Management Company LLC Tactical Opportunities fund, which is carried at $43.0 million at June 30, 2020.

The carrying values used for investments in limited partnerships and limited liability companies generally are established on the basis of the current valuations provided by the managers of such investments. These valuations are determined based upon the valuation criteria established by the governing documents of such investments or utilized in the normal course of such manager’s business, which are reflective of fair value. Such valuations may differ significantly from the values that would have been used had available markets for these investments existed and the differences could be material.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

extended period. The Company is subject to such restrictions, which may delay the receipt of proceeds from limited partnerships and limited liability companies.

(f) The Company invests in commercial loans, which are private placements. Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for credit losses on loans. Interest on loans is calculated using the simple interest method on the daily principal amount outstanding. There was no allowance for credit losses on loans at June 30, 2020 and December 31, 2019, respectively.

(g) Proceeds from sales and redemptions in AFS securities totaled $154.0 million and $53.7 million for the three months ended June 30, 2020 and 2019, respectively. Proceeds from sales and redemptions in AFS securities totaled $306.8 million and $97.1 million for the six months ended June 30, 2020 and 2019, respectively. Gross realized gains from sales and redemptions in AFS securities totaled $3.7 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. Gross realized gains from sales and redemptions in AFS securities totaled $4.7 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. Gross realized losses from sales and redemptions of AFS investments totaled $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. Gross realized losses from sales and redemptions of AFS investments totaled $0.6 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

(h) Net investment income included in net income from continuing operations in the consolidated statements of operations from each major category of investments for the three and six months ended June 30, 2020 and 2019, is as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2020	2019	2020	2019
Fixed maturity securities	$15,849	$16,531	$32,131	$32,650
Commercial levered loans	139	159	234	378
Net limited partnerships and limited liability companies gains	8,131	1,143	1,254	2,394
Other	322	92	312	181
Gross investment income	24,441	17,925	33,931	35,603
Less: investment income attributable to funds withheld liabilities	118	141	254	283
Less: expenses	532	386	1,071	764
Net investment income	$23,791	$17,398	$32,606	$34,556

(i) Included in investments at June 30, 2020 and December 31, 2019, are securities required to be held by the Company (or those that are on deposit) with various regulatory authorities as required by law with a fair value of $230.4 million and $210.8 million, respectively. Fair value and carrying value of assets in the amount of $399.7 million and $381.5 million, respectively, were on deposit in collateral agreements at June 30, 2020. Fair value and carrying value of assets in the amount of $367.1 million and $352.0 million, respectively, were on deposit in collateral agreements at December 31, 2019.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The change in fair value recognized in income on non-redeemable preferred stock securities for the three and six months ended June 30, 2020 was a gain of $0.4 million and $0.1 million, respectively.

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

As of June 30, 2020, and December 31, 2019, the Company does not hold any Level 1 securities.

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

The Company’s Level 3 assets include its investments in certain corporate debt securities and commercial levered loans as they are illiquid and trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments. Commercial levered loans are also not considered within the Level 3 tabular disclosure, because they are in the “held for investment” category and are also not measured at fair value on a recurring basis.

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

The following are the major categories of assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Treasury securities	$—	$38,469	$—	$38,469
Government agency securities	—	28,884	—	28,884
Corporate debt securities	—	1,190,160	162,077	1,352,237
Municipal debt obligations	—	163,295	—	163,295
ABS	—	48,731	—	48,731
CLO	—	168,521	—	168,521
CMBS	—	103,477	—	103,477
RMBS - non agency	—	118,860	—	118,860
RMBS - agency	—	140,306	—	140,306
Total fixed maturity securities	—	2,000,703	162,077	2,162,780
Non-redeemable preferred stock securities	—	11,785	—	11,785
Total categorized	$—	$2,012,488	$162,077	$2,174,565

Investments measured at net asset value:
Limited partnerships and limited liability companies				79,717
Total of invested assets carried at fair value				$2,254,282

	December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Treasury securities	$—	$49,985	$—	$49,985
Government agency securities	—	6,531	—	6,531
Corporate debt securities	—	1,189,181	149,631	1,338,812
Municipal debt obligations	—	79,815	—	79,815
ABS	—	73,582	—	73,582
CLO	—	179,549	—	179,549
CMBS	—	97,526	—	97,526
RMBS - non agency	—	71,610	—	71,610
RMBS - agency	—	143,272	—	143,272
Total categorized	$—	$1,891,051	$149,631	$2,040,682

Investments measured at net asset value:
Limited partnerships and limited liability companies				66,660
Total of invested assets carried at fair value				$2,107,342

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables disclose the carrying value and fair value of financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$13,463	$12,628	$—	$—	$12,628

Liabilities
Notes payable	$165,000	$166,961	$—	$166,961	$—
Unamortized debt issuance costs	(138)
Notes payable, net of debt issuance costs	$164,862

Secured loan payable	$24,997	$24,997	$—	$24,997	$—
Unamortized debt issuance costs	—
Secured loan payable, net of issuance costs	$24,997

	December 31, 2019
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$14,069	$13,950	$—	$—	$13,950

Liabilities
Notes payable	$165,000	$167,507	$—	$167,507	$—
Unamortized debt issuance costs	(307)
Notes payable, net of debt issuance costs	$164,693

The fair value of the notes payable at June 30, 2020, approximated a price equal to $167.0 million or 101.2% of the par value. The fair value of the secured loan payable at June 30, 2020, approximated a price equal to $24.9 million or 100.0% of the par value. The fair value of the notes payable at December 31, 2019, approximated a price equal to $167.5 million or 101.5% of the par value.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables provides a summary of the changes in the fair value of securities measured using Level 3 inputs during the six months ended June 30, 2020 and 2019:

Level 3
Corporate Debt
($ in thousands)	Securities
Fair value, December 31, 2019	$149,631
Total net losses for the period included in:
Other comprehensive loss	(8,563)
Net realized loss	(2)
Purchases	22,634
Sales	—
Issuances	—
Settlements	(1,623)
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, June 30, 2020	$162,077

Level 3
Corporate Debt
($ in thousands)	Securities
Fair value, December 31, 2018	$126,497
Total net gains (losses) for the period included in:
Other comprehensive income	921
Net realized loss	(71)
Purchases	3,516
Sales	—
Issuances	—
Settlements	(2,845)
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, June 30, 2019	$128,018

7. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Gross	Tax	Net
March 31, 2020	$(31,469)	$(7,481)	$(23,988)
Unrealized holding gains on fixed maturity securities	99,307	20,851	78,456
Amounts reclassified into net income	3,678	726	2,952
Amounts reclassified as credit losses	(1,570)	(330)	(1,240)
Other comprehensive income	97,199	20,455	76,744
June 30, 2020	$65,730	$12,974	$52,756

($ in thousands)	Gross	Tax	Net
March 31, 2019	$5,257	$(180)	$5,437
Unrealized holding gains on fixed maturity securities	29,830	6,206	23,624
Amounts reclassified into net income	189	(28)	217
Other comprehensive income	29,641	6,234	23,407
June 30, 2019	$34,898	$6,054	$28,844

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

($ in thousands)	Gross	Tax	Net
December 31, 2019	$46,123	$8,670	$37,453
Unrealized holding gains on fixed maturity securities	22,241	4,749	17,492
Amounts reclassified into net income	4,620	862	3,758
Amounts reclassified as credit losses	(1,986)	(417)	(1,569)
Other comprehensive income	19,607	4,304	15,303
June 30, 2020	$65,730	$12,974	$52,756

($ in thousands)	Gross	Tax	Net
December 31, 2018	$(29,760)	$(7,445)	$(22,315)
Unrealized holding gains on fixed maturity securities	64,633	13,447	51,186
Amounts reclassified into net income	(25)	(52)	27
Other comprehensive income	64,658	13,499	51,159
June 30, 2019	$34,898	$6,054	$28,844

The following table presents reclassifications out of AOCI attributable to the Company during the three and six months ended June 30, 2020 and 2019:

	Line in Consolidated	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	Statements of Operations	2020	2019	2020	2019
AOCI
Unrealized gains (losses) on securities	Realized investment gains, net	$3,678	$189	$4,620	$(25)
	Income tax expense	726	(28)	862	(52)
Reclassification adjustment for credit losses included in net income	Realized investment losses, net	(1,570)	—	(1,986)	—
	Income tax expense	(330)	—	(417)	—
Total reclassifications		$1,712	$217	$2,189	$27

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

Transition and Separation Agreement

On May 3, 2019, the Company entered into a Transition and Separation Agreement (the “Separation Agreement”) with its former Chief Executive Officer (the “former CEO”). Under the Separation Agreement, the former CEO and the Company agreed to a general release of claims and his compliance with the restrictive covenants. The Company recorded no expense and an expense of $7.2 million for the three months ended June 30, 2020 and 2019, respectively, within other expense in the consolidated statements of operations relating to the severance payments and benefits payable to the former CEO. The Company recorded an expense of $0.3 million and $7.2 million for the six months ended June 30, 2020 and 2019, respectively, within other expense in the consolidated statements of operations relating to the severance payments and benefits payable to the former CEO. Per the terms of the Separation Agreement, the former CEO’s profit interests (“P Shares”) were forfeited and outstanding RSUs are treated in accordance with the terms of the applicable award agreements. Additionally, the Company cancelled 137,987 shares of common stock in July 2019, with no consideration as per the terms of the Separation Agreement.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

On January 23, 2020, the Company and the former CEO entered into an amendment to the Separation Agreement, which, among other things, provides that effective as of February 1, 2020, the former CEO resigned from his position as Executive Chairman of the Company.

9. Insurance Operations

Total reinsurance ceded and assumed relating to written premiums, earned premiums and losses and loss adjustment expenses incurred, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2020	2019	2020	2019
Written premiums
Direct written premiums	$185,722	$234,306	$398,673	$489,291
Assumed from other companies	672	726	1,505	1,579
Ceded to other companies	29,771	24,464	53,372	70,400
Net written premiums	$156,623	$210,568	$346,806	$420,470

Earned premiums
Direct earned premiums	$206,028	$231,088	$434,608	$454,090
Assumed from other companies	697	932	1,439	1,874
Ceded to other companies	25,096	29,540	48,756	57,876
Net earned premiums	$181,629	$202,480	$387,291	$398,088
Percent of amount assumed to net	0.4%	0.5%	0.4%	0.5%

Losses and loss adjustment expenses incurred
Direct net losses and loss adjustment expenses incurred	$120,680	$138,560	$265,057	$273,908
Assumed from other companies	1,984	2,113	627	4,932
Ceded to other companies	10,191	13,558	25,654	33,392
Net losses and loss adjustment expenses incurred	$112,473	$127,115	$240,030	$245,448

In 2017, the Company ceded significant amounts of premium under the whole account quota share reinsurance agreements (“WAQS”). In 2018, the WAQS were terminated. To the extent of unearned premium at the time of termination, ceded written premiums, net of the ceding commission, was returned. In January 2020, the WAQS were commuted at no gain or loss to the Company.

Allowances for Credit Losses

The following table is rollforward of the receivable allowance balances related to the risk of credit default as of June 30, 2020:

($ in thousands)
Six Months Ended June 30, 2020	December 31, 2019	Current Provision	Write-offs	Recoveries	June 30, 2020
Premium receivable	$5,056	$2,854	(204)	—	7,706
Reinsurance receivable on paid and unpaid losses	505	201		—	706
Total receivable allowance	$5,561	$3,055	(204)	—	8,412

The allowance for credit loss for premium receivable is an assessment of ultimate non-collectability based on historical experience applicable to the respective current collection action status, age of the amount outstanding and expected collection costs.

The majority of the allowance relates to audit premium on workers’ compensation coverages assessed during or after the period of coverage whereby there is limited ability to cancel or limit coverage. In the final collection action at the

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

insured level, collection agencies are typically engaged. The amount with collection agencies as of June 30, 2020 was $5.7 million.

The reinsurance receivable allowance for credit loss is based on sources of credit ratings of reinsurers and applies probabilities of default and loss given default to the total uncollateralized exposure including incurred but not reported (“IBNR”) by rating class. The amount of uncollateralized exposure on unrated or counterparties rated below investment grade at June 30, 2020 is $4.0 million. At June 30, 2020, 96.3% of uncollateralized exposures are rated above investment grade.

Distribution Partners

The three distribution partners contributing the largest amounts of direct written premium (excluding the distribution partner below) totaled $80.8 million and $80.4 million for the three months ended June 30, 2020 and 2019, respectively. The three distribution partners contributing the largest amounts of direct written premium (excluding the distribution partner below) totaled $146.9 million and $133.3 million for the six months ended June 30, 2020 and 2019, respectively.

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

Unpaid Losses

Unpaid losses are based on individual case estimates for losses reported and include a provision for IBNR losses and loss adjustment expenses. The following table provides a roll forward of the Company’s reserve for unpaid losses and loss adjustment expenses:

	June 30
($ in thousands)	2020	2019
Gross reserve for unpaid losses and loss expenses, at beginning of year	$1,521,648	$1,396,812
Ceded reserve for unpaid losses and loss expenses, at beginning of year	193,952	185,295
Net reserve for unpaid losses and loss expenses, at beginning of year	1,327,696	1,211,517
Add:
Incurred losses and loss expenses occurring in the:
Current year	227,842	238,634
Prior years	508	(3,128)
Prior years attributable to adjusted premium	11,680	9,942
Total net losses and loss adjustment expenses incurred	240,030	245,448
Less:
Paid losses and loss expenses for claims occurring in the:
Current year	12,168	18,725
Prior years	152,862	164,601
Total paid losses and loss expenses for claims	165,030	183,326
Net reserve for unpaid losses and loss expenses, at end of period	1,402,696	1,273,639
Ceded reserve for unpaid losses and loss expenses, at end of period	141,427	210,021
Gross reserve for unpaid losses and loss expenses, at end of period	$1,544,123	$1,483,660

During the six months ended June 30, 2020, the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2019 and prior developed unfavorably by $0.5 million driven by $12.1 million unfavorable development in General Liability and $4.3 million unfavorable development in Commercial Multiple Peril offset by $8.3 million favorable development in Workers’ Compensation, $5.2 million favorable development in Commercial Auto and $2.4 million favorable development in All Other lines. In addition, the Company incurred $11.7 million of losses and loss

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

adjustment expenses related to premium adjustments earned during the six months ended June 30, 2020 attributable to prior accident years 2019 and 2018.

The unfavorable development in General Liability and Commercial Multiple Peril related to 2013 through 2017 accident years due largely to increased severities in the runoff components within the Other customer segment. The favorable development in Workers’ Compensation derived from lower than expected claims severity across all customer segments primarily in accident years 2013 and 2015 through 2017. The favorable development in Commercial Auto was derived by physical damage and liability property damage in accident year 2019. The favorable development in All Other lines was in Ocean Marine, Inland Marine, Fire and Surety lines of business.

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

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company’s best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of non-deductible expenses and discrete items recognized during the period. The Company’s effective tax rates were 21.6% and 21.8% for the three months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to the decrease in non-deductible expenses. The Company’s effective tax rates were 21.9% and 21.8% for the six months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the tax effect of share-based compensation.

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

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2020		2019		2020		2019
Customer Segment
Construction	$27,704	14.9%	$32,495	13.8%	$52,218	13.0%	$55,743	11.4%
Consumer Services	40,730	21.8	37,893	16.1	71,298	17.8	65,378	13.3
Marine and Energy	26,821	14.4	25,633	10.9	59,611	14.9	45,445	9.3
Media and Entertainment	17,454	9.4	32,402	13.8	47,921	12.0	62,094	12.6
Professional Services	31,891	17.1	29,104	12.4	61,589	15.4	58,666	12.0
Real Estate	47,273	25.3	46,614	19.8	80,488	20.1	75,349	15.3
Sports	4,688	2.5	6,898	3.0	14,253	3.6	14,748	3.0
Transportation	(12,340)	(6.6)	18,985	8.1	9,127	2.3	49,742	10.1
Customer segment subtotal	184,221	98.8	230,024	97.9	396,505	99.1	427,165	87.0
Other	2,173	1.2	5,008	2.1	3,673	0.9	63,705	13.0
Specialty Insurance total	$186,394	100.0%	$235,032	100.0%	$400,178	100.0%	$490,870	100.0%

The following table provides a summary of the Company’s gross written premiums by line of business within our Specialty Insurance segment:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2020		2019		2020		2019
Line of Business
Commercial Auto	$20,649	11.1%	$54,296	23.1%	$60,980	15.2%	$96,080	19.6%
General Liability	81,876	43.9	83,156	35.4	160,409	40.1	154,451	31.5
Workers’ Compensation	20,420	10.9	34,921	14.9	49,241	12.3	124,983	25.4
Commercial Multiple Peril	10,928	5.9	17,040	7.2	27,293	6.8	36,674	7.5
All Other Lines	52,521	28.2	45,619	19.4	102,255	25.6	78,682	16.0
Specialty Insurance total	$186,394	100.0%	$235,032	100.0%	$400,178	100.0%	$490,870	100.0%

12. Earnings per Share

The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Three Months Ended June 30, 2020	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$17,283	43,810	$0.39	$279	43,810	$0.01
Effect of dilutive securities:
Stock compensation plans		17	—		17	—
Diluted EPS	$17,283	43,827	$0.39	$279	43,827	$0.01

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Three Months Ended June 30, 2019	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$8,696	38,851	$0.22	$(78)	38,851	$—
Effect of dilutive securities:
Stock compensation plans		604	—		604	—
Diluted EPS	$8,696	39,455	$0.22	$(78)	39,455	$—

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Six Months Ended June 30, 2020	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$24,094	43,866	$0.55	$536	43,866	$0.01
Effect of dilutive securities:
Stock compensation plans		190	—		190	—
Diluted EPS	$24,094	44,056	$0.55	$536	44,056	$0.01

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Six Months Ended June 30, 2019	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$22,391	38,851	$0.58	$(333)	38,851	$(0.01)
Effect of dilutive securities:
Stock compensation plans		604			604	—
Diluted EPS	$22,391	39,455	$0.57	$(333)	39,455	$(0.01)

13. Share-Based Compensation

On July 24, 2019, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, RSUs, dividend equivalent rights, performance-based shares or other equity-based or equity-related awards.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following table summarizes the stock-based compensation transactions for the 2019 Plan for the six months ended June 30, 2020:

	Number of	Weighted Average Grant Date
	Shares	Fair Value Per Share

Unvested at December 31, 2019	1,289,396	$14.00
Granted	587,612	$12.42
Vested	(106,460)	$8.91
Forfeited	(5,358)	$14.00
Unvested at June 30, 2020	1,765,190	$13.77

As of June 30, 2020, The Company had approximately $16.9 million of total unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 2.1 years.

14. Debt

Recent Financing Transactions

Termination of the Prior Credit Agreement

The Company, as borrower, was a party to a revolving loan agreement (the “Prior Credit Agreement”) dated January 29, 2018 and amended on March 15, 2019, for $50.0 million which was scheduled to mature on the earlier of (i) March 15, 2022, or (ii) 91 days before maturity of the Company’s 7.5% Senior Unsecured Notes due November 2020 and the Company’s 6.5% Senior Unsecured Notes due November 2020 (collectively, the “Notes”) or, if the Notes are amended or replaced, 91 days before the maturity of such amendment or replacement. The Company exercised its termination rights under the Prior Credit Agreement on June 12, 2020. There were no borrowings under the Prior Credit Agreement on the date of termination.

Credit Agreement

On June 12, 2020 (the “Effective Date”), the Company entered into a credit agreement (the “Credit Agreement”) with third-party lenders and an administrative agent. The Credit Agreement, which matures on June 11, 2023 (the “Maturity Date”), provides for (i) a delayed draw term loan facility in the aggregate principal amount of up to $165.0 million (the “Term Loan Facility”), and (ii) an uncommitted revolving credit facility of up to $35.0 million (the “Revolving Credit Facility”), for which commitments had not been obtained as of the closing date.

Interest on borrowings under the Term Loan Facility and the Revolving Credit Facility are calculated at each drawdown date based on variable rates described in the Credit Agreement.

Issuance costs of $4.5 million related to the Credit Agreement were incurred and are amortized over the life of the loan.

There were no borrowings under the Credit Agreement as of June 30, 2020.

Incremental Facility Agreement

On June 30, 2020, the Company entered into an Incremental Facility Agreement and Amendment (the “Agreement”), in the aggregate amount of $65.0 million, subject to the terms of the Credit Agreement. The Agreement had lenders commit to the previously uncommitted Revolving Credit Facility, and increased the available amount from the $35.0 million noted above to an aggregate of $65.0 million.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

There were no borrowings under the Agreement as of June 30, 2020. On July 14, 2020, the Company drew down $5.0 million on the Revolving Credit Facility and on August 3, 2020, the Company drew down $30.0 million on the Revolving Credit Facility, primarily to make capital contributions to its insurance subsidiaries.

Secured Loan Payable

In June 2020, the Company entered into a $24.9 million lease transaction that for accounting purposes is treated as a loan secured by a portion of the Company’s fixed assets and capitalized software, payable at 4.83% interest with a maturity date of July 1, 2025 and providing for monthly interest and principal payments.

15. Commitments and Contingencies

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

The Company leases certain facilities and equipment under non-cancelable lease agreements that expire at various dates through 2025, which are generally renewed or replaced by similar leases. The lease agreements do not contain any material restrictive covenants, do not contain any conditions of residual value guarantees and are substantially all considered to be operating leases. The Company’s leases relate to office facilities in New Jersey, New York, California, Florida, Georgia and the U.K. The weighted average lease term was 2.8 years and the weighted average discount rate was 2.0%.

Rent expense for the three and six months ended June 30, 2020 was $0.8 million and $1.6 million. The following table presents the Company’s lease liabilities and right-of-use assets related to operating leases as of June 30, 2020:

($ in thousands)	June 30, 2020
One year or less	$3,025
More than one year to two years	1,677
More than two years to three years	—
More than three years to four years	—
More than four years to five years	—
More than five years	—
Total undiscounted future minimum lease payments	4,702
Less: difference between lease payments and discounted lease liabilities	78
Lease liabilities	$4,624

Right-of-use assets	$4,117
Prepaid lease assets, net of lease allowances and incentives	507
Total	$4,624

The right-of-use assets are reported as a component of other assets and the lease liabilities are reported as a component of other liabilities on the Company’s consolidated balance sheets.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

16. Legal Proceedings

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

Certain restatements have been made to historical information to give effect to the merger and related transactions.  See Note 1. – Basis of Reporting in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Special Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” in this Quarterly Report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “should,” “seek,” and other words and terms of similar meaning. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

●	our strategies to continue our growth trajectory, expand our distribution network and maintain underwriting profitability;
●	the impact of coronavirus disease 2019 (“COVID-19”) and related economic conditions and governmental actions, including the Company's assessment of the vulnerability of certain categories of investments to the economic disruptions associated with COVID-19;
●	future growth in existing niches or by entering into new niches;
●	our loss expectations and expectation to decrease our loss ratio; and
●	our expectations with respect to the ultimate financial obligations to the buyers of our United Kingdom (“U.K.”) operations.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include:

●	the performance of and our relationship with third-party agents and vendors we rely upon to distribute certain business on our behalf;

●	the adequacy of our loss reserves, including as a result of changes in the legal, regulatory, and economic environments in which the Company operates or the impacts of COVID-19;
●	the direct and indirect impacts of COVID-19 and related risks such as governmental responses and economic contraction, including on the Company’s investments and business operations, its distribution or other key partners and its customers;
●	the effects of uncertain emerging claim and coverage issues on the Company’s business, and court decisions or legislative or regulatory changes that take place after the Company issues its policies, including those taken in response to COVID-19 (such as effectively expanding workers’ compensation coverage by instituting presumptions of compensability of claims for certain types of workers or requiring insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage);
●	the effectiveness of our risk management policies and procedures;
●	potential technology breaches or failure of our or our business partners’ systems;
●	adverse changes in the economy which could lower the demand for our insurance products;
●	our ability to effectively start up or integrate new product opportunities;
●	cyclical changes in the insurance industry;
●	the effects of natural and man-made catastrophic events;
●	our ability to adequately assess risks and estimate losses;
●	the availability and affordability of reinsurance;
●	changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions;
●	changes in the business, financial condition or results of operations of the entities in which we invest;
●	increased costs as a result of operating as a public company, and time our management will be required to devote to new compliance initiatives;
●	our ability to protect intellectual property rights;
●	the impact of government regulation, including the impact of restrictions on our business activities under the Bank Holding Company (“BHC”) Act;
●	our status as an emerging growth company;
●	the absence of a previous public market for shares of our common stock; and
●	potential conflicts of interests with our principal stockholders.

We discuss many of these risks in greater detail under the section titled Item 1A. “Risk Factors” in the Company’s 2019 Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Components of Our Results of Operations

Gross Written and Earned Premiums

Gross written premiums (“GWP”) are the amounts received or to be received for insurance policies written by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our GWP in any given period is generally influenced by:

●	Expansion or retraction of business within existing niches;
●	Entrance into new customer segments or niches;
●	Exit from customer segments or niches;
●	Average size and premium rate of newly issued and renewed policies; and
●	The amount of policy endorsements, audit premiums, and cancellations.

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

Net Investment Income

We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, short-term investments, non-redeemable preferred stock securities, commercial levered loans, and limited partnerships and limited liability companies. Neither our limited partnerships nor our limited liability companies are not accounted for on a lag and thus reflect the current period fair value adjustments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates and credit spreads), the size of our investment portfolio is mainly a function of our invested equity capital along with premiums we receive from our insureds less payments on policyholder claims and operating expenses.

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

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) are a function of the amount and type of insurance contracts we write, the loss experience associated with the underlying coverage, and the expenses incurred in the handling of the losses. In general, our losses and LAE are affected by:

●	Frequency of claims associated with the particular types of insurance contracts that we write;
●	Trends in the average size of losses incurred on a particular type of business;
●	Mix of business written by us;
●	Changes in the legal or regulatory environment related to the business we write;
●	Trends in legal defense costs;
●	Wage inflation; and
●	Inflation in medical costs.

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

The effect of the WAQS on our results of operations is primarily reflected in our ceded written premiums, losses and LAE, as well as our underwriting, acquisition and insurance expenses. For the three and six months ended June 30, 2020 there was no impact of WAQS on underwriting results or ratios.

The following tables summarize the effect of the WAQS on our underwriting income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Including	Effect of	Excluding	Including	Effect of	Excluding
($ in thousands)	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS
GWP	$186,394	$—	$186,394	$235,032	$—	$235,032
Ceded written premiums	(29,771)	—	(29,771)	(24,464)	—	(24,464)
Net written premiums	$156,623	$—	$156,623	$210,568	$—	$210,568
Net retention (1)	84.0%	—	84.0%	89.6%	—	89.6%
Net earned premiums	$181,629	$—	$181,629	$202,480	$—	$202,480
Net losses and LAE incurred	112,473	—	112,473	127,115	2,255	124,860
Underwriting, acquisition and insurance expenses	68,448	—	68,448	71,561	(2,255)	73,816
Underwriting income (2)	$708	$—	$708	$3,804	$—	$3,804
Loss and LAE ratio	61.9%	—	—	62.8%	—	—
Expense ratio	37.7%	—	—	35.3%	—	—
Combined ratio	99.6%	—	—	98.1%	—	—
Adjusted loss and LAE ratio (3)	—	—	61.9%	—	—	61.7%
Adjusted expense ratio (3)	—	—	37.7%	—	—	36.4%
Adjusted combined ratio (3)	—	—	99.6%	—	—	98.1%

(1)	Net retention is a non-GAAP measure. We define net retention as the ratio of net written premiums to GWP.
(2)	Underwriting income is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income to underwriting income.
(3)	Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. We use these adjusted ratios as internal performance measures in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Our adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio should not be viewed as substitutes for our loss and LAE ratio, expense ratio and combined ratio, respectively.

Our results of operations may be difficult to compare from year to year due to the origination and termination of the WAQS.  In light of the impact of the WAQS on our results of operations, we internally evaluated our financial performance both including and excluding the effect of the WAQS.

The following tables summarize the effect of the WAQS on our underwriting income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Including	Effect of	Excluding	Including	Effect of	Excluding
($ in thousands)	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS
GWP	$400,178	$—	$400,178	$490,870	$—	$490,870
Ceded written premiums	(53,372)	—	(53,372)	(70,400)	3	(70,403)
Net written premiums	$346,806	$—	$346,806	$420,470	$3	$420,467
Net retention (1)	86.7%	—	86.7%	85.7%	—	85.7%
Net earned premiums	$387,291	$—	$387,291	$398,088	$3	$398,085
Net losses and LAE incurred	240,030	—	240,030	245,448	2,207	243,241
Underwriting, acquisition and insurance expenses	142,071	—	142,071	145,328	(2,205)	147,533
Underwriting income (2)	$5,190	$—	$5,190	$7,312	$1	$7,311
Loss and LAE ratio	62.0%	—	—	61.7%	—	—
Expense ratio	36.7%	—	—	36.5%	—	—
Combined ratio	98.7%	—	—	98.2%	—	—
Adjusted loss and LAE ratio (3)	—	—	62.0%	—	—	61.1%
Adjusted expense ratio (3)	—	—	36.7%	—	—	37.1%
Adjusted combined ratio (3)	—	—	98.7%	—	—	98.2%

(1)	Net retention is a non-GAAP measure. We define net retention as the ratio of net written premiums to GWP.
(2)	Underwriting income is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income to underwriting income.
(3)	Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. We use these adjusted ratios as internal performance measures in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Our adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio should not be viewed as substitutes for our loss and LAE ratio, expense ratio and combined ratio, respectively.

Our results of operations may be difficult to compare from year to year due to the origination and termination of the WAQS.  In light of the impact of the WAQS on our results of operations, we internally evaluated our financial performance both including and excluding the effect of the WAQS.

Outlook

As the COVID-19 pandemic continues to impact individuals and businesses worldwide, we are focused on the health and safety of our employees while fulfilling our obligations to our customers and distribution partners.  Through the investments we made in our technology infrastructure over time, we continued to operate in a remote work environment while maintaining the service and support levels that our customers expect.  We are fully operational, and we believe we are capable of working remotely for as long as necessary.

There was a significant impact on our premium revenues in the second quarter relating to the pandemic’s effect on the insured exposure base of certain customers. It is too early to determine the ultimate effect of the economic shut-down as a result of the pandemic on our losses, however, we continue to evaluate claims individually and pay losses where coverage applies. We may see an increase in claims activity and expense due to the pandemic, and potentially higher expense costs due to bad debt provisioning related to regulatory actions taken in response to COVID-19 to provide premium refunds, grant extended grace periods for premium payments, and provide extended time to pay past due premiums.

Our investment portfolio experienced an appreciation in fair value during the second quarter as credit spreads narrowed; this offset a decline in fair value experienced in first quarter financial results driven by widening credit spreads during the onset of the COVID-19 pandemic. While we have seen improvement in unrealized investment positions, we expect there could be continued volatility in the unrealized position and uncertainty for the remainder of the year due to COVID-19.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table summarizes the results of continuing operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Change
($ in thousands)	2020	2019	$	Percent
GWP	$186,394	$235,032	$(48,638)	(20.7)%
Ceded written premiums	(29,771)	(24,464)	(5,307)	21.7
Net written premiums	$156,623	$210,568	$(53,945)	(25.6)

Net earned premiums	$181,629	$202,480	$(20,851)	(10.3)
Net losses and LAE incurred:	112,473	127,115	(14,642)	(11.5)
Underwriting, acquisition and insurance expenses	68,448	71,561	(3,113)	(4.4)
Underwriting income (1)	708	3,804	(3,096)	(81.4)
Interest and other expenses, net	4,356	10,220	(5,864)	(57.4)
Net investment income	23,791	17,398	6,393	36.7
Realized investment gains, net	1,891	137	1,754	1,280.3
Income before taxes	22,034	11,119	10,915	98.2
Income tax expense	4,751	2,423	2,328	96.1
Net income from continuing operations	$17,283	$8,696	$8,587	98.7
Adjusted operating income (1)	$16,890	$14,228	$2,662	18.7%

Adjusted operating return on equity (1)	12.6%	12.8%
Return on equity	12.9%	7.9%

Loss and LAE ratio:	61.9%	62.8%
Loss and LAE ratio – excluding catastrophe	59.9%	61.3%
Loss and LAE ratio – catastrophe losses	2.0%	1.5%
Expense ratio	37.7%	35.3%
Combined ratio	99.6%	98.1%

Adjusted loss and LAE ratio (2)	61.9%	61.7%
Adjusted loss and LAE ratio – excluding catastrophe	59.9%	60.2%
Adjusted loss and LAE ratio – catastrophe losses	2.0%	1.5%
Adjusted expense ratio (2)	37.7%	36.4%
Adjusted combined ratio (2)	99.6%	98.1%

(1)	Underwriting income, adjusted operating income and adjusted operating return on equity are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures” for reconciliations of net income in accordance with GAAP to underwriting income and adjusted operating income.
(2)	Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. For additional detail on the impact of the WAQS on our results of operations see “Factors Affecting Our Results of Operations—The WAQS.”

Net Income from Continuing Operations

Net income was $17.3 million for the three months ended June 30, 2020 compared to $8.7 million for the three months ended June 30, 2019, an increase of $8.6 million, or 98.7%. The increase in net income primarily resulted from an increase in net investment income driven by the unrealized gains on investments in limited partnerships.

Premiums

GWP were $186.4 million for the three months ended June 30, 2020 compared to $235.0 million for the three months ended June 30, 2019, a decrease of $48.6 million, or 20.7%.

The following table presents the GWP by customer segment for the three months ended June 30, 2020 and 2019:

($ in millions)	Three Months Ended June 30
Customer Segment	2020	2019	% Change
Construction	$27.7	$32.5	(14.8)%
Consumer Services	40.7	37.9	7.4
Marine and Energy	26.8	25.6	4.7
Media and Entertainment	17.4	32.4	(46.3)
Professional Services	31.9	29.1	9.6
Real Estate	47.3	46.6	1.5
Sports	4.7	6.9	(31.9)
Transportation	(12.3)	19.0	(164.7)
Customer segments subtotal	184.2	230.0	(19.9)
Other	2.2	5.0	(56.0)
Total	$186.4	$235.0	(20.7)%

GWP from customer segments (excluding GWP within “Other”) for the three months ended June 30, 2020 contracted by 19.9% primarily due to endorsement transactions within the Transportation customer segment due to exposure reductions driven by the COVID-19 pandemic. The contraction was also significant within the Media and Entertainment customer segment due to a reduction in insured exposure due to COVID-19.

The changes in GWP were most notable in the following customer segments and niches:

●	Transportation GWP contracted by 164.7% to ($12.3) million for the three months ended June 30, 2020 compared to $19.0 million for the three months ended June 30, 2019. The reduction of premium for the period was driven by endorsement transactions for changes in exposure due to COVID-19. Negative premium endorsements of $12.6 million for School Bus, $7.0 million for Taxis, and $3.0 million for Charter Bus niches were processed to provide immediate relief to our insureds and align the premium with exposure base.
●	Media and Entertainment GWP contracted by 46.3% to $17.4 million for the three months ended June 30, 2020 compared to $32.4 million for the three months ended June 30, 2019. The premium contraction is driven by approximately $4.0 million of exposure reductions due to COVID-19, $6.0 of declines in renewal business, and $4.0 million of reduced new business opportunities in the Live Entertainment and Film niches.
●	Construction GWP contracted by 14.8% to $27.7 million for the three months ended June 30, 2020 compared to $32.5 million for the three months ended June 30, 2019. The premium contraction is due to reduced new business opportunities and renewals due to the impact of COVID-19 across several niches.

Net written premiums decreased by $53.9 million, or 25.6%, to $156.6 million for the three months ended June 30, 2020 from $210.6 million for the three months ended June 30, 2019. The change in net written premiums was primarily related to the contraction in GWP.

Net earned premiums decreased by $20.9 million, or 10.3%, to $181.6 million for the three months ended June 30, 2020 from $202.5 million for the three months ended June 30, 2019.  The decrease in net earned premiums was directly related to the contraction in net written premiums in the first half of 2020 and includes the impact of non-recurring net earned premiums of $21.2 million from the exit of excess workers’ compensation.

Loss and LAE Ratio

Our loss and LAE ratio was 61.9% for the three months ended June 30, 2020 compared to 62.8% for the three months ended June 30, 2019. For the three months ended June 30, 2020 our reserve for unpaid losses and loss adjustment expenses for accident years 2019 and prior developed unfavorably by $0.3 million driven by $7.7 million unfavorable development of  General Liability offset by $3.4 million favorable development in Workers’ Compensation, $2.8 million in Commercial Multiple Peril and $1.1 million in All Other lines. In addition, the Company incurred $5.3 million of losses and loss adjustment expenses related to premium adjustments earned during the three months ended June 30, 2020 attributable to prior accident years 2019 and 2018. Catastrophe losses of $3.6 million for the three months ended June 30, 2020 were driven by civil unrest in various cities across the U.S., adding 2.0 points to the current accident year loss ratio compared to catastrophe losses of $3.0 million for the three months ended June 30, 2019, driven by weather related events, which added 1.5 points to the current accident year loss ratio of the prior period.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums

Loss and LAE:
Current accident year – excluding catastrophe	$108,530	59.8%	$126,848	62.6%
Current accident year – catastrophe losses (1)	3,633	2.0	3,000	1.5
Effect of prior year development	310	0.1	(2,733)	(1.3)
Total	$112,473	61.9%	$127,115	62.8%

	Three Months Ended June 30
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Adjusted loss and LAE:
Current accident year – excluding catastrophe	$108,530	59.8%	$126,848	62.6%
Current accident year – catastrophe losses (1)	3,633	2.0	3,000	1.5
Effect of prior year development	310	0.1	(4,988)	(2.4)
Total	$112,473	61.9%	$124,860	61.7%

(1)	Catastrophe losses are any one claim, or group of claims, equal or greater than $1.0 million related to a single PCS designated catastrophe event. PCS is Property Claim Services, a Verisk company. PCS has defined catastrophes in the United States, Puerto Rico, and the U.S. Virgin Islands as events that cause $25.0 million or more in direct insured losses to property and affect a significant number of policyholders and insurers.

Expense Ratio

Our expense ratio was 37.7% for the three months ended June 30, 2020 compared to 35.3% for the three months ended June 30, 2019.  The increase in the expense ratio is driven primarily by a decrease in net earned premiums in the period and $1.5 million of increased credit allowance related to premium collections impacted by COVID-19. In addition, the prior year expense ratio was favorably impacted by 1.1 points of non-recurring cede commission on the WAQS.

The following table summarizes the components of the expense ratio for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$42,033	23.1%	$47,788	23.6%
Underwriting and insurance expenses	26,415	14.6	26,028	12.8
Underwriting, acquisition and insurance expenses (1)	68,448	37.7	73,816	36.4
Effect of WAQS (1)	—	—	(2,255)	(1.1)
Total underwriting, acquisition and insurance expenses	$68,448	37.7%	$71,561	35.3%

(1)	Total underwriting, acquisition and insurance expenses and the effect of the WAQS are calculated based on the net earned premiums including the effects of the WAQS for three months ended June 30, 2020 and 2019.

Underwriting Income

Underwriting income was $0.7 million for the three months ended June 30, 2020 compared to $3.8 million for the three months ended June 30, 2019, a decrease of $3.1 million. The decrease in underwriting income is primarily due to the reduction in net earned premium and the increase in the credit allowance for premium receivable due to COVID-19.

Combined Ratio

Our combined ratio and adjusted combined ratio were 99.6% for the three months ended June 30, 2020 compared to 98.1% for the three months ended June 30, 2019.

Investing Results

Our net investment income increased by 36.7% to $23.8 million for the three months ended June 30, 2020 from $17.4 million for the three months ended June 30, 2019. The increase in net investment income is primarily due to unrealized gains on investments in limited partnerships and limited liability companies.  Net investment yield was 4.3% for the three months ended June 30, 2020 and 3.5% for the three months ended June 30, 2019. Realized investment gains, net includes a $1.6 million credit loss allowance expense for fixed maturity securities for the three months ended June 30, 2020.

The weighted average duration of our fixed maturity portfolio, including cash equivalents, was 4.5 years at June 30, 2020 and 2.9 years at June 30, 2019.

The following table summarizes the components of net investment income and net investment gains for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30
($ in thousands)	2020	2019	$ Change
Fixed maturity securities	$15,849	$16,531	$(682)
Other investments	8,592	1,394	7,198
Gross investment income	24,441	17,925	6,516
Investment expenses	(650)	(527)	(123)
Net investment income	23,791	17,398	6,393
Realized investment gains, net	1,891	137	1,754
Total	$25,682	$17,535	$8,147
Average cash and invested assets	$2,234,396	$1,964,254	$270,142

Interest and Other Expenses, Net

Our interest and other expenses decreased by $5.9 million to $4.4 million for the three months ended June 30, 2020 compared to $10.2 million for the three months ended June 30, 2019. The decrease is primarily driven by $7.2 million of payments made to our former Chief Executive Officer (“CEO”) for termination of service as CEO and his service as Executive Chairman in the prior period.

Income Tax Expense

Our effective tax rate for the three months ended June 30, 2020 and 2019 was 21.6% and 21.8%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to a reduction in non-deductible expenses.

Our income tax expense was $4.8 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively. The increase is due to the increase in income before income taxes compared to the same period in 2019.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.

Adjusted Operating Income

Adjusted operating income was $16.9 million for the three months ended June 30, 2020, an increase of $2.7 million, or 18.7% from the adjusted operating income of $14.2 million for the three months ended June 30, 2019.

Adjusted Operating Return on Equity

Our adjusted operating return on equity was 12.6% for the three months ended June 30, 2020, a decrease of 0.2 percentage points from 12.8% for the three months ended June 30, 2019 primarily due to the increase in average book value.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table summarizes the results of continuing operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30		Change
($ in thousands)	2020	2019	$	Percent
GWP	$400,178	$490,870	$(90,692)	(18.5)%
Ceded written premiums	(53,372)	(70,400)	17,028	(24.2)
Net written premiums	$346,806	$420,470	$(73,664)	(17.5)

Net earned premiums	$387,291	$398,088	$(10,797)	(2.7)
Net losses and LAE incurred:	240,030	245,448	(5,418)	(2.2)
Underwriting, acquisition and insurance expenses	142,071	145,328	(3,257)	(2.2)
Underwriting income (1)	5,190	7,312	(2,122)	(29.0)
Interest and other expenses, net	9,086	13,489	(4,403)	(32.6)
Net investment income	32,606	34,556	(1,950)	(5.6)
Realized investment gains, net	2,123	250	1,873	749.2
Income before taxes	30,833	28,629	2,204	7.7
Income tax expense	6,739	6,238	501	8.0
Net income from continuing operations	$24,094	$22,391	$1,703	7.6
Adjusted operating income (1)	$24,879	$27,858	$(2,979)	(10.7)%

Adjusted operating return on equity (1)	8.8%	13.1%
Return on equity	8.5%	10.6%

Loss and LAE ratio:	62.0%	61.7%
Loss and LAE ratio – excluding catastrophe	61.1%	60.9%
Loss and LAE ratio – catastrophe losses	0.9%	0.8%
Expense ratio	36.7%	36.5%
Combined ratio	98.7%	98.2%

Adjusted loss and LAE ratio (2)	62.0%	61.1%
Adjusted loss and LAE ratio – excluding catastrophe	61.1%	60.3%
Adjusted loss and LAE ratio – catastrophe losses	0.9%	0.8%
Adjusted expense ratio (2)	36.7%	37.1%
Adjusted combined ratio (2)	98.7%	98.2%

(1)	Underwriting income, adjusted operating income and adjusted operating return on equity are non-GAAP financial measures. See “—Reconciliation of Non-GAAP Financial Measures” for reconciliations of net income in accordance with GAAP to underwriting income and adjusted operating income.
(2)	Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. For additional detail on the impact of the WAQS on our results of operations see “Factors Affecting Our Results of Operations—The WAQS.”

Net Income from Continuing Operations

Net income was $24.1 million for the six months ended June 30, 2020 compared to $22.4 million for the six months ended June 30, 2019, an increase of $1.7 million, or 7.6%. The increase in net income is due to a reduction of other expense which includes $7.2 million of payments made to our former CEO for termination of service as CEO and his service as Executive Chairman in the prior period, partially offset by the reduction in underwriting profit driven by reduced net earned premium.

Premiums

GWP were $400.2 million for the six months ended June 30, 2020 compared to $490.9 million for the six months ended June 30, 2019, a decrease of $90.7 million, or 18.5%.

The following table presents the GWP by customer segment for the six months ended June 30, 2020 and 2019:

($ in millions)	Six Months Ended June 30
Customer Segment	2020	2019	% Change
Construction	$52.2	$55.8	(6.5)%
Consumer Services	71.3	65.4	9.0
Marine and Energy	59.6	45.5	31.0
Media and Entertainment	47.9	62.1	(22.9)
Professional Services	61.6	58.7	4.9
Real Estate	80.5	75.3	6.9
Sports	14.3	14.7	(2.7)
Transportation	9.1	49.7	(81.7)
Customer segments subtotal	396.5	427.2	(7.2)
Other	3.7	63.7	(94.2)
Total	$400.2	$490.9	(18.5)%

GWP from customer segments (excluding GWP within “Other”) for the six months ended June 30, 2020 contracted by 7.2% primarily due to endorsement transactions within the Transportation customer segment due to exposure reductions driven by the COVID-19 pandemic in the second quarter of 2020. The contraction was also significant within the Media and Entertainment customer segment due to a reduction in insured exposure due to COVID-19 during the second quarter of 2020.

The changes in GWP were most notable in the following customer segments and niches:

●	Transportation GWP contracted by 81.7% to $9.1 million for the six months ended June 30, 2020 compared to $49.7 million for the six months ended June 30, 2019. The premium contraction is driven by exposure reductions as well as reduced renewal and new business opportunities due to COVID-19. Negative premium endorsements of due to exposure reductions of $12.6 million for School Bus, $7.0 million for Taxis, and $3.0 million for Charter Bus niches were processed during the second quarter of 2020, to provide immediate relief to our insureds and align premium with exposures.
●	Media and Entertainment GWP contracted by 22.9% to $47.9 million for the six months ended June 30, 2020 compared to $62.1 million for the six months ended June 30, 2019. The premium contraction is driven by exposure reductions due to COVID-19 and reduced renewal and new business opportunities during the second quarter of 2020 in both the Live Entertainment and Film niches.
●	Marine and Energy GWP grew by 31.0% to $59.6 million for the six months ended June 30, 2020 compared to $45.5 million for the six months ended June 30, 2019. The premium growth is primarily due to new business within the Propane and Fuel Dealers niche and increased renewal premium in Solar Contractors and Marine & Excess Energy niches.

Net written premiums decreased by $73.7 million, or 17.5%, to $346.8 million for the six months ended June 30, 2020 from $420.5 million for the six months ended June 30, 2019. The reduction in net written premiums was directly related to the contraction in GWP.

Net earned premiums decreased by $10.8 million, or 2.7%, to $387.3 million for the six months ended June 30, 2020 from $398.1 million for the six months ended June 30, 2019.  The decrease in net earned premiums was directly related to the contraction in net written premiums during the first half of 2020, which includes the impact of non-recurring net earned premiums of $39.9 million from the exit of excess workers’ compensation.

Loss and LAE Ratio

Our loss and LAE ratio was 62.0% for the six months ended June 30, 2020 compared to 61.7% for the six months ended June 30, 2019. For the six months ended June 30, 2020, our reserve for unpaid losses and loss adjustment expenses for accident years 2019 and prior developed unfavorably by $0.5 million driven by $12.1 million unfavorable development in General Liability and $4.3 million unfavorable development in Commercial Multiple Peril offset by $8.3 million favorable development in Workers’ Compensation, $5.2 million in Commercial Auto and $2.4 million favorable development in All Other lines. In addition, the Company incurred $11.7 million of losses and loss adjustment expenses related to premium adjustments earned during the six months ended June 30, 2020 attributable to prior accident years 2019 and 2018. Catastrophe losses of $3.6 million for the six months ended June 30, 2020 were driven by civil unrest in various cities across the U.S. during the second quarter, adding 0.9 points to the current accident year loss ratio compared to catastrophe losses of $3.0 million for the six months ended June 30, 2019, driven by weather related events in the second quarter of 2019, which added 0.8 points to the current accident year loss ratio of the prior period.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums

Loss and LAE:
Current accident year – excluding catastrophe	$235,889	60.9%	$245,576	61.7
Current accident year – catastrophe losses (1)	3,633	0.9	3,000	0.8
Effect of prior year development	508	0.2	(3,128)	(0.8)
Total	$240,030	62.0%	$245,448	61.7

	Six Months Ended June 30
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Adjusted loss and LAE:
Current accident year – excluding catastrophe	$235,889	60.9%	$245,576	61.7
Current accident year – catastrophe losses (1)	3,633	0.9	3,000	0.8
Effect of prior year development	508	0.2	(5,335)	(1.4)
Total	$240,030	62.0%	$243,241	61.1

(1)	Catastrophe losses are any one claim, or group of claims, equal or greater than $1.0 million related to a single PCS designated catastrophe event. PCS is Property Claim Services, a Verisk company. PCS has defined catastrophes in the United States, Puerto Rico, and the U.S. Virgin Islands as events that cause $25.0 million or more in direct insured losses to property and affect a significant number of policyholders and insurers.

Expense Ratio

Our expense ratio was 36.7% for the six months ended June 30, 2020 compared to 36.5% for the six months ended June 30, 2019.  The increase in the expense ratio is driven primarily by the impact of the WAQS in 2019 and $2.5 million of increased credit allowance related to premium collections impacted by COVID-19.

The following table summarizes the components of the expense ratio for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$89,019	23.0%	$94,311	23.7%
Underwriting and insurance expenses	53,052	13.7	53,222	13.4
Underwriting, acquisition and insurance expenses(1)	142,071	36.7	147,533	37.1
Effect of WAQS(1)	—	—	(2,205)	(0.6)
Total underwriting, acquisition and insurance expenses	$142,071	36.7%	$145,328	36.5%

(1)	Total underwriting, acquisition and insurance expenses and the effect of the WAQS are calculated based on the net earned premiums including the effects of the WAQS for six months ended June 30, 2020 and 2019.

Underwriting Income

Underwriting income was $5.2 million for the six months ended June 30, 2020 compared to $7.3 million for the six months ended June 30, 2019, a decrease of $2.1 million, or 29.0%. The decrease in underwriting income is primarily due the reduction in net earned premium.

Combined Ratio

Our combined ratio and adjusted combined ratio were 98.7% for the six months ended June 30, 2020 compared to 98.2% for the six months ended June 30, 2019.

Investing Results

Our net investment income decreased by 5.6% to $32.6 million for the six months ended June 30, 2020 from $34.6 million for the six months ended June 30, 2019. The decrease in net investment income is primarily due lower net investment yields in the current year. Net investment yield was 3.0% for the six months ended June 30, 2020 and 3.5% for the six months ended June 30, 2019.  Realized investment gains, net, includes a $1.9 million credit loss allowance for fixed maturity securities for the six months ended June 30, 2020.

The weighted average duration of our fixed maturity portfolio, including cash equivalents, was 4.5 years at June 30, 2020 and 2.9 years at June 30, 2019.

The following table summarizes the components of net investment income and net investment gains for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30
($ in thousands)	2020	2019	$ Change
Fixed maturity securities	$32,131	$32,650	$(519)
Other investments	1,800	2,953	(1,153)
Gross investment income	33,931	35,603	(1,672)
Investment expenses	(1,325)	(1,047)	(278)
Net investment income	32,606	34,556	(1,950)
Realized investment gains, net	2,123	250	1,873
Total	$34,729	$34,806	$(77)
Average cash and invested assets	$2,210,278	$1,965,651	$244,627

Interest and Other Expenses, Net

Our interest and other expenses decreased by $4.4 million to $9.1 million for the six months ended June 30, 2020 compared to $13.5 million for the six months ended June 30, 2019. The decrease is primarily driven by $7.2 million of payments made to our former CEO for termination of services as CEO and his service as Executive Chairman in the prior period.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2020 and 2019 was 21.9% and 21.8%, respectively. The increase in the effective tax rate in the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the tax effect of share-based compensation.

Our income tax expense was $6.7 million and $6.2 million for the periods ended June 30, 2020 and 2019, respectively. The increase is due to the increase in income before income taxes compared to the same period in 2019.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.

Adjusted Operating Income

Adjusted operating income was $24.9 million for the six months ended June 30, 2020, a decrease of $3.0 million, or 10.7% from the adjusted operating income of $27.9 million for the six months ended June 30, 2019.

Adjusted Operating Return on Equity

Our adjusted operating return on equity was 8.8% for the six months ended June 30, 2020, a decrease of 4.3% percentage points from 13.1% for the six months ended June 30, 2019 primarily due to the increase in average book value following our raise of primary equity during our initial public offering in 2019 combined with the decrease in adjusted operating income.

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

Credit Agreement

On June 12, 2020 (the “Effective Date”), we entered into a credit agreement (the “Credit Agreement”) with certain lenders and Truist Bank, N.A., as administrative agent (“Truist”), providing for a $165.0 million delayed draw term loan facility (the “Term Loan Facility”). Borrowings under the Term Loan Facility will be used to refinance the Notes at maturity. The Credit Agreement includes a letter of credit sub-limit of up to $5.0 million and a swingline loan sub-limit of up to $5.0 million. Further, the Credit Agreement provided for an uncommitted revolving loan facility (the “Revolving Credit Facility”) in an initial aggregate amount of $35.0 million, which subsequently became committed and increased to an aggregate of $65.0 million pursuant to the Incremental Agreement (defined below).  At our option, borrowings under the Term Loan Facility and the Revolving Credit Facility would be (i) a “Base Rate Borrowing” which would bear interest at the Base Rate (as defined below) plus the Applicable Margin (as described below), or (ii) an “Eurodollar Borrowing” which would bear interest at the Adjusted LIBO Rate (defined as reserve-adjusted LIBOR, subject to a floor of 0.75%), for periods of one, two, three or six months, plus the Applicable Margin. The Base Rate is the highest of (a) the rate of interest announced publicly by Truist as its prime lending rate, (b) 0.5% above the federal funds rate, (c) the Adjusted LIBO Rate determined on a daily basis for a one-month period (subject to a floor of 0.75%) plus 1.00%, and (d) zero percent. The Applicable Margin for a Eurodollar Borrowing will range from 2.00% to 3.25% per annum based upon ProSight’s Debt to Capitalization Ratio (as defined in the Credit Agreement) in effect on such date. The Applicable Margin for Base Rate Borrowings is 100 basis points lower than the Applicable Margin for Eurodollar Borrowings. The initial Applicable Margin was 3.00% and applied from the Effective Date until the date of the filing of this Quarterly Report. Following such date, the Applicable Margin will be determined as set forth above.

We agreed to pay a ticking fee with respect to the undrawn portion of the commitments for the Term Loan Facility, ranging from 0.20% to 0.30% per annum based upon our Debt to Capitalization Ratio (as defined in the Credit Agreement) in effect on such date. We also agreed to pay a commitment fee on the unused portion of the Revolving Credit Facility, ranging from 0.20% to 0.30% per annum and determined in the same way as ticking fee with respect to the Term Loan Facility. The initial ticking fee and commitment fee (if applicable) were 0.30% and applied from the Effective Date until the date of the filing of this Form 10-Q.  Following such date, the ticking fee and the commitment fee will be determined as set forth above.

As a condition precedent to entry into the Credit Agreement, we terminated our amended and restated revolving loan agreement, dated as of March 15, 2019, with Citizens Bank, N.A. (“Citizens”), which had previously provided for a $50.0 million revolving credit facility.  No amounts were outstanding at termination.

As of June 30, 2020, there were no amounts outstanding under the Credit Agreement.

Revolving Credit Facility

On June 30, 2020, we entered into an incremental facility agreement and amendment (the “Incremental Agreement”) with certain lenders and Truist as administrative agent.  The Incremental Agreement supplemented the Credit Agreement by obtaining from lenders commitments with respect to the Revolving Credit Facility provided for under the Credit Agreement, and increasing the Revolving Credit Facility from $35.0 million as stated in the Credit Agreement to an aggregate amount of $65.0 million.

The Revolving Credit Facility may be used for general corporate purposes, including, without limitation, to support business growth and to provide additional liquidity if needed. As of June 30, 2020, there were no amounts outstanding under the Revolving Credit Facility, however, subsequent to the quarter, we drew $5.0 million and $30.0 million under the Revolving Credit Facility on July 14, 2020 and August 3, 2020, respectively.

Master Lease Agreement

On June 26, 2020, we sold certain assets, in exchange for approximately $24.9 million of proceeds and agreed to lease such assets back from Citizens in exchange for monthly payments bearing interest at 4.83%.  The lease expires on July 1, 2025, on which date we will repurchase the assets from Citizens for one dollar.  This transaction is treated as a secured loan payable under U.S. GAAP. For a discussion of the secured loan payable, see Note 14. Debt – Recent Financing Transactions – Secured Loan Payable.

Cash Flows

The  most significant source of cash for our operating subsidiaries is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period, and net of the related commission amount for the policies. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. We also use cash to pay for operating expenses such as salaries, rent and taxes and capital expenditures such as technology systems. Because the payment of claims occurs well after the receipt of the premium, we invest the cash in various investment securities that generally earn interest and dividends. The operating subsidiaries’ investment portfolios represent an additional source of liquidity that could be accessed if needed.  As described under “—Reinsurance” below, we use reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.

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

Our cash flows for the six months ended June 30, 2020 and 2019 were:

	Six Months Ended June 30
	2020	2019

($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$93,947	$159,341
Investing activities	(82,778)	(146,694)
Financing activities	22,685	—
Net change in cash and cash equivalents	$33,854	$12,647

The decrease in cash provided by operating activities for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was largely driven by timing of claim payments and premium collection declines due to COVID-19. Cash used in investing activities is primarily funded by cash flow from operations. The decrease in cash used in investing activities  for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily reflected the amount of operating funds available for investment in the current quarter. The increase in cash provided by financing activities for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to the issuance of the $24.9 million secured loan in June 2020, offset partly by cash outflows related to stock compensation plans in the current quarter.

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

We use quota share and facultative reinsurance. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. It is used for a variety of reasons, including supplementing the limits provided by the treaty coverage or covering risks or perils excluded from treaty reinsurance.

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

The following is a summary of our significant in-force excess of loss reinsurance programs as of June 30, 2020:

Line of Business Covered	Reinsurance Coverage
Property - per risk	$37.0 million excess of $3.0 million
Property - catastrophe	$195.0 million excess of $5.0 million
Casualty	Supported Umbrella: $6.0 million excess of $4.0 million Unsupported Umbrella: $5.0 million excess of $5.0 million Professional Liability: $5.0 million excess of $5.0 million
Primary Workers' Compensation	$37.0 million excess of $3.0 million
Marine	$45.0 million excess of $2.5 million

(1)	Our excess of loss reinsurance reduces the financial impact of a loss occurrence. Our excess of loss reinsurance includes reinstatement provisions, inuring relationships, and other clauses that may impact the amount recovered on a loss occurrence.

At each annual renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties.

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. The allowance related to credit default with respect to our reinsurance assets as of June 30, 2020 and December 31, 2019 was $0.7 million and $0.5 million respectively. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers.

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

Financial Condition

Stockholders’ Equity

At June 30, 2020, total stockholders’ equity was $586.1 million and tangible stockholders’ equity was $556.9 million, compared to total stockholders’ equity of $543.0 million and tangible stockholders’ equity of $513.8 million at December 31, 2019. The increase in both total and tangible stockholders’ equity was primarily due to net income from continuing operations of $24.1 million and net unrealized gains on investment securities, net of tax of $15.3 million, for the six months ended June 30, 2020.

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

Stockholders’ equity at June 30, 2020 and December 31, 2019 reconciles to tangible stockholders’ equity as follows:

	June 30, 2020	December 31, 2019

($ in thousands)
Stockholders’ equity	$586,100	$543,031
Less: goodwill and net intangible assets	29,174	29,189
Tangible stockholders’ equity	$556,926	$513,842
Book value per share	$13.52	$12.61
Tangible book value per share	$12.85	$11.93

Investment Portfolio

Our cash and invested assets consist of debt securities, cash and cash equivalents, short-term investments, commercial levered loans and alternative investments.

At June 30, 2020, the majority of the portfolio, or $2.1 billion, was comprised of securities that are classified as available-for sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive loss. Also included in our investments were $240.1 million of alternative investments carried at fair value. Our securities, including cash equivalents, had a weighted average duration of 4.5 years and an average rating of “A” at June 30, 2020.

At June 30, 2020 and December 31, 2019, the cost and fair value on cash and invested assets were as follows:

	June 30, 2020			December 31, 2019
		Estimated	% of Total		Estimated Fair	% of Total Fair
	Cost	Fair Value	Fair Value	Cost	Value	Value

($ in thousands)
Fixed and floating rate securities	$1,934,536	$2,002,420	86.0%	$1,848,964	$1,891,148	86.3%
Alternate available-for-sale	168,453	160,360	6.9	150,439	149,534	6.8
Total fixed maturity securities	2,102,989	2,162,780	92.9	1,999,403	2,040,682	93.1
Other investments:
Commercial levered loans	13,463	12,628	0.5	14,069	13,950	0.6
Non-redeemable preferred stock securities	11,670	11,785	0.5	—	—	—
Limited partnerships and limited liability companies	79,717	79,717	3.4	66,660	66,660	3.0
Short-term investments	496	496	0.0	43,873	43,873	2.0
Total other investments	105,346	104,626	4.5	124,602	124,483	5.6
Total investments	2,208,335	2,267,406	97.4	2,124,005	2,165,165	98.7
Cash, cash equivalents, and restricted cash	60,603	60,603	2.6	27,497	27,497	1.3
Total	$2,268,938	$2,328,009	100.0%	$2,151,502	$2,192,662	100.0%

As of June 30, 2020, approximately 15.7% of our fixed maturity securities portfolio was comprised of investment securities that have a floating interest rate compared to approximately 33.1%, as of December 31, 2019. Included in December 31, 2019, within our floating interest rate securities was 12.2% of total fair value that is no longer considered floating interest rate securities such as asset-backed securities, corporate securities, commercial mortgage-backed securities, agency residential mortgage-backed securities and non-agency residential mortgage-backed securities. These securities were reclassified by our new investment accounting service provider to fixed rate securities due to characteristics that better align with coupon variability. Our floating rate securities are classified as having coupons that reset at a set schedule off of an index rate.

The table below presents the credit quality of total fixed maturity securities at June 30, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) or Equivalent Designation:

	June 30, 2020		December 31, 2019
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
($ in thousands)
AAA	$205,898	9.5%	$219,696	10.8%
AA	491,628	22.8	356,924	17.5
A	684,047	31.6	719,394	35.2
BBB	569,274	26.3	563,680	27.6
Below BBB/Not rated	211,933	9.8	180,988	8.9
Total	$2,162,780	100.0%	$2,040,682	100.0%

The table below presents the credit quality of total fixed maturity securities at June 30, 2020 and December 31, 2019, either rated below BBB or not rated by Standard & Poor’s and their National Association of Insurance Commissioners (“NAIC”) designation:

	June 30, 2020
	NAIC Designation (Estimated Fair Value)
Standard & Poor’s or Equivalent Designation	1	2	3	4	5	6	Total
($ in thousands)
BB	$2,495	$30,526	$47,369	$1,680	$-	$-	$82,070
B	1,573	492	4,619	7,622	-	-	14,306
CCC	33,088	25	671	1,397	1,725	-	36,906
CC or lower	33,053	19,809	59	3,144	5	22,581	78,651
Total	$70,209	$50,852	$52,718	$13,843	$1,730	$22,581	$211,933

	December 31, 2019
	NAIC Designation (Estimated Fair Value)
Standard & Poor’s or Equivalent Designation	1	2	3	4	5	6	Total
($ in thousands)
BB	$11,533	$-	$60,917	$2,516	$-	$-	$74,966
B	698	-	111	12,691	-	-	13,500
CCC	33,893	-	-	-	-	-	33,893
CC or lower	35,590	32	-	-	-	23,007	58,629
Total	$81,714	$32	$61,028	$15,207	$-	$23,007	$180,988

The amortized cost and fair value of our fixed maturity securities by contractual maturity are shown below as of June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
		Estimated	% of Fair		Estimated Fair
	Amortized Cost	Fair Value	Value	Amortized Cost	Value	% of Fair Value

($ in thousands)
Due in one year or less	$107,187	$108,224	5.0%	$99,035	$99,326	4.9%
Due after one year through five years	641,649	661,544	30.6	679,649	692,219	33.9
Due after five years through ten years	494,186	520,225	24.1	507,803	523,276	25.6
Due after ten years	254,703	264,008	12.2	151,105	153,790	7.5
Government agency securities	28,358	28,884	1.3	6,523	6,532	0.3
Asset-backed securities	49,723	48,731	2.3	73,068	73,582	3.6
Collateralized loan obligations	175,687	168,521	7.8	181,704	179,549	8.8
Commercial mortgage-backed securities	99,218	103,477	4.8	95,810	97,526	4.8
Residential mortgage-backed securities – non-agency	115,588	118,860	5.5	62,343	71,610	3.5
Residential mortgage-backed securities – agency	136,690	140,306	6.5	142,363	143,272	7.0
Total fixed maturities	$2,102,989	$2,162,780	100.0%	$1,999,403	$2,040,682	100.0%

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

The fair value of our restricted assets was $630.2 million at June 30, 2020.  This includes $151.8 million of funds in trust for the mutual benefit of our insurance companies due to participation in our intercompany pooling agreement.  Restricted investments increased 9.0%, or $52.3 million, when compared to December 31, 2019 primarily due to an increase in reinsurance collateral and state deposits, and  market appreciation from fixed maturity securities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2020.

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

Net income for the three and six months ended June 30, 2020 and 2019 reconciles to underwriting income as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2020	2019	2020	2019
Net income from continuing operations	$17,283	$8,696	$24,094	$22,391
Income tax expense	4,751	2,423	6,739	6,238
Income from continuing operations before taxes	22,034	11,119	30,833	28,629
Net investment income	23,791	17,398	32,606	34,556
Realized investment gains, net	1,891	137	2,123	250
Interest and other expense, net	4,356	10,220	9,086	13,489
Underwriting income	$708	$3,804	$5,190	$7,312

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

Adjusted operating income for the three and six months ended June 30, 2020 and 2019 reconciles to net income as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2020	2019	2020	2019
Net income from continuing operations	$17,283	$8,696	$24,094	$22,391
Income tax expense	4,751	2,423	6,739	6,238
Income from continuing operations before taxes	22,034	11,119	30,833	28,629
Other expense	1,390	7,170	3,127	7,170
Realized investment gains, net	(1,891)	(137)	(2,123)	(250)
Adjusted operating income before taxes	21,533	18,152	31,837	35,549
Less: income tax expense on adjusted operating income	4,643	3,924	6,958	7,691
Adjusted operating income	$16,890	$14,228	$24,879	$27,858

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

For additional information about our critical accounting policies and estimates, see the disclosure included in the Company’s 2019 Annual Report, as well as Note 1. – Basis of Reporting in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in March 2020, the pandemic related to the novel coronavirus COVID-19 began to impact the global economy. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 could include, without limitation, the following:

●	Revenues. The impact of COVID-19 on general economic activity has negatively impacted our premium volumes in the second quarter of 2020, and may continue to negatively impact our premium volumes to a degree that will vary based on the extent and duration of any economic contraction or related behavioral changes.
●	Adverse Legislative and/or Regulatory Action. Federal, state and local government actions to address the impact of COVID-19 may continue to adversely affect us. We may become subject to legislative and/or regulatory action that retroactively mandates coverage for losses that our insurance policies were not intended or priced to cover, including business interruption claims, despite terms included in our policies to preclude coverage or that creates presumptions of compensability not otherwise present (including for example in workers’ compensation exposures). Regulatory requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies, collect premiums, or requiring us to refund premiums in a manner not otherwise required.
●	Claims and Claim Adjustment Expenses. We may incur higher claims and claim adjustment expenses in certain lines of business due to increases in claims frequency and/or severity. Short-term and long-term impacts of COVID-19 could impact our various product lines in ways we cannot adequately predict.
●	Losses and Loss Reserves. Anticipated and unknown risks related to COVID-19 may cause uncertainty in the process of estimating losses and loss reserves. As a result, our estimated loss reserves may change. Higher inflation than anticipated could lead to an increase in our loss costs and a need to strengthen loss reserves. Such impacts could be more pronounced for those lines of business requiring a relatively longer period of time to finalize and settle claims.
●	Investments. The value of corporate, municipal and structured securities (including mortgage-backed securities) in our investment portfolio may be adversely impacted by ratings downgrades, government deficits, increased bankruptcies, credit spread widening, and real estate market disruption/devaluation, or could be subject to impairment as a result of issuer creditworthiness deterioration, default, and/or interest rate increases. Further disruption in global financial markets due to the continuing pandemic could result in net realized investment losses.
●	Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of management, a significant percentage of our workforce, or the workforce of certain third parties (including our agents, brokers or service providers) are unable to continue to work because of illness, government directives or otherwise. The interruption of system capabilities for our agents, brokers or service providers could result in deterioration of our ability to perform necessary business functions, and the shift to remote work arrangements by us, our business partners, and our service providers could heighten the risk of cybersecurity or data security incidents.

The extent of the impact of COVID-19 on our business, results of operations, financial position or liquidity will depend largely on future developments, which are highly uncertain and cannot be predicted. To the extent the COVID-19 pandemic continues to adversely affect the U.S. or global economy or adversely affects our business, results of operations, financial position or liquidity, it may also have the effect of increasing the likelihood or magnitude of the other risks described in our 2019 Annual Report or in our other filings with  the SEC.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially and adversely affect our business, results of operations, financial position or liquidity.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None.

Item 6: Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of ProSight Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
3.2	Amended and Restated Bylaws of ProSight Global, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K/A filed March 10, 2020.
4.2	Registration Rights Agreement between ProSight Global, Inc. and the Holders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
10.1	Credit Agreement, dated as of June 12, 2020, among Prosight Global, Inc., the lenders from time to time party thereto, and Truist Bank as administrative agent.
10.2

Incremental Facility Agreement and Amendment, dated as of June 30, 2020, by and among ProSight Global, Inc., each other loan party signatory thereto, Truist Bank as administrative agent, and each of the incremental revolving lenders.

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

ProSight Global, Inc.

Dated: August 11, 2020	By:	/s/ Lawrence Hannon
Lawrence Hannon
President and Chief Executive Officer

Dated: August 11, 2020	By:	/s/ Anthony S. Piszel
Anthony S. Piszel
Chief Financial Officer