Form 10-Q
period 2020-09-30
ProSight Global, Inc.
filed 2020-11-10
CIK 1634038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 43,644,146 shares of Common Stock ($0.01 par value) outstanding as of November 9, 2020.

PROSIGHT GLOBAL, INC. AND SUBSIDIARIES

ProSight Global, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands except share amounts)	2020	2019
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value (amortized cost $2,176,775 in 2020 and $1,999,403 in 2019, allowance for credit losses $(1,670) in 2020 and $0 in 2019)	$2,260,193	$2,040,682
Commercial levered loans at amortized cost (fair value $12,991 in 2020 and $13,950 in 2019)	13,433	14,069
Non-redeemable preferred stock securities at fair value (cost $11,670 in 2020 and $0 in 2019)	11,913	—
Bond exchange-traded funds at fair value (cost $12,878 in 2020 and $0 in 2019)	12,838	—
Limited partnerships and limited liability companies at fair value (cost $73,358 in 2020 and $62,226 in 2019)	84,608	66,660
Short-term investments	154	43,873
Total investments	2,383,139	2,165,284
Cash and cash equivalents	26,609	17,284
Restricted cash	7,625	10,213
Accrued investment income	13,967	13,610
Premiums and other receivables, net	134,915	190,004
Receivable from reinsurers on paid losses, net	2,571	3,481
Reinsurance receivables on unpaid losses, net	158,856	193,952
Deferred policy acquisition costs	93,298	98,812
Prepaid reinsurance premiums	60,392	42,861
Net deferred income taxes	—	4,803
Goodwill and net intangible assets	29,166	29,189
Fixed assets and capitalized software, net	34,961	37,167
Funds withheld related to sale of affiliate	19,529	19,453
Other assets	27,708	29,537
Assets of discontinued operations	23,484	21,584
Total assets	$3,016,220	$2,877,234

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$1,589,162	$1,521,648
Reserve for unearned premiums	443,528	483,223
Ceded reinsurance payable	34,693	17,768
Notes payable, net of debt issuance costs	199,947	164,693
Secured loan payable, net of debt issuance costs	24,243	—
Funds held under reinsurance agreements	21,895	58,855
Net deferred income taxes	4,976	—
Other liabilities	55,950	56,438
Liabilities of discontinued operations	33,954	31,578
Total liabilities	2,408,348	2,334,203

Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,436,134 and 43,071,186 shares issued, 43,423,214 and 43,058,266 shares outstanding in 2020 and 2019, respectively	434	431
Paid-in capital	666,875	661,761
Accumulated other comprehensive income	71,029	37,453
Retained deficit	(130,266)	(156,414)
Treasury shares - at cost (12,920 shares)	(200)	(200)
Total stockholders’ equity	607,872	543,031
Total liabilities and stockholders’ equity	$3,016,220	$2,877,234

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands except per share amounts)	2020	2019	2020	2019
Gross written premiums	$203,539	$227,196	$603,717	$718,066
Net earned premiums	172,376	202,455	559,667	600,543
Net investment income	20,307	16,974	52,913	51,530
Realized investment gains, net	1,398	245	3,521	495
Other income	61	196	274	386
Total revenues	194,142	219,870	616,375	652,954

Expenses:
Net losses and loss adjustment expenses incurred	123,249	127,196	363,279	372,644
Policy acquisition expenses	40,387	45,953	129,406	138,059
General and administrative expenses	22,986	25,967	76,038	79,189
Interest expense	4,216	3,216	10,388	9,725
Other expense	1,394	7,162	4,521	14,332
Total expenses	192,232	209,494	583,632	613,949
Income from continuing operations before income taxes	1,910	10,376	32,743	39,005

Income tax provision:
Current	407	146	6,154	369
Deferred	5	1,869	997	7,884
Total income tax expense	412	2,015	7,151	8,253
Net income from continuing operations	1,498	8,361	25,592	30,752

Discontinued operations:
Net income (loss) from discontinued operations	20	(49)	556	(382)
Net income	$1,518	$8,312	$26,148	$30,370

Earnings per share – basic:
Net income from continuing operations	$0.03	$0.20	$0.58	$0.77
Net income	$0.03	$0.19	$0.60	$0.76

Earnings per share – diluted:
Net income from continuing operations	$0.03	$0.19	$0.58	$0.76
Net income	$0.03	$0.19	$0.59	$0.75

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2020	2019	2020	2019
Net income	$1,518	$8,312	$26,148	$30,370
Other comprehensive income, net of taxes:
Change in unrealized holding gains on available-for-sale debt securities, net of deferred tax expense of $5,190 and $9,939 in 2020 and $2,651 and $16,098 in 2019	19,826	9,292	37,318	60,478
Less: reclassification adjustment for gains included in net income, net of tax expense of $228 and $1,090 in 2020 and $156 and $104 in 2019	1,303	4,206	5,061	4,233
Less: reclassification adjustment for credit losses included in net income, net of tax expense (benefit) of $66 and $(351) in 2020 and $0 and $0 in 2019	250	—	(1,319)	—
Other comprehensive income	18,273	5,086	33,576	56,245
Comprehensive income	$19,791	$13,398	$59,724	$86,615

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
	Preferred	Common	Paid-In	Other Comprehensive	Retained	Treasury
($ in thousands)	Stock	Stock	Capital	Income (Loss)	Deficit	Shares	Total
December 31, 2018	$—	$389	$607,260	$(22,315)	$(195,304)	$(200)	$389,830
Stock based employee compensation plan	—	—	77	—	—	—	77
Net unrealized gain on available-for-sale debt securities, net of deferred tax expense of $7,265	—	—	—	27,752	—	—	27,752
Equity distribution	—	—	(4,174)	—	—	—	(4,174)
Net income	—	—	—	—	13,440	—	13,440
March 31, 2019	$—	$389	$603,163	$5,437	$(181,864)	$(200)	$426,925
Net unrealized gain on available-for-sale debt securities, net of deferred tax expense of $6,234	—	—	—	23,407	—	—	23,407
Net income	—	—	—	—	8,618	—	8,618
June 30, 2019	$—	$389	$603,163	$28,844	$(173,246)	$(200)	$458,950
Stock based employee compensation plan	—	—	6,785	—	—	—	6,785
Shares cancelled	—	(1)	1	—	—	—	—
Net unrealized gain on available-for-sale debt securities, net of deferred tax expense of $2,495	—	—	—	5,086	—	—	5,086
Retirement of common stock (tax payments on equity compensation)	—	—	(149)	—	—	—	(149)
Proceeds from common stock sold in initial public offering, net of offering costs	—	42	51,557	—	—	—	51,599
Net income	—	—	—	—	8,312	—	8,312
September 30, 2019	$—	$430	$661,357	$33,930	$(164,934)	$(200)	$530,583

December 31, 2019	$—	$431	$661,761	$37,453	$(156,414)	$(200)	$543,031
Stock based employee compensation plan	—	2	1,754	—	—	—	1,756
Net unrealized loss on available-for-sale debt securities, net of deferred tax benefit of $(16,151)	—	—	—	(61,441)	—	—	(61,441)
Retirement of common stock (tax payments on equity compensation)	—	—	(2,263)	—	—	—	(2,263)
Payments related to offering costs	—	—	(49)	—	—	—	(49)
Net income	—	—	—	—	7,068	—	7,068
March 31, 2020	$—	$433	$661,203	$(23,988)	$(149,346)	$(200)	$488,102
Stock based employee compensation plan	—	—	3,057	—	—	—	3,057
Net unrealized gain on available-for-sale debt securities, net of deferred tax expense of $20,455	—	—	—	76,744	—	—	76,744
Tax benefit on payments related to offering costs	—	—	635	—	—	—	635
Net income	—	—	—	—	17,562	—	17,562
June 30, 2020	$—	$433	$664,895	$52,756	$(131,784)	$(200)	$586,100
Stock based employee compensation plan	—	1	2,106	—	—	—	2,107
Net unrealized gain on available-for-sale debt securities, net of deferred tax expense of $4,896	—	—	—	18,273	—	—	18,273
Retirement of common stock (tax payments on equity compensation)	—	—	(126)	—	—	—	(126)
Net income	—	—	—	—	1,518	—	1,518
September 30, 2020	$—	$434	$666,875	$71,029	$(130,266)	$(200)	$607,872

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
($ in thousands)	2020	2019
Operating activities
Net income from continuing operations	$25,592	$30,752
Net income (loss) from discontinued operations	556	(382)
Net income	26,148	30,370

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred taxes	997	7,884
Realized investment gains, net	(3,521)	(495)
Net limited partnerships and limited liability companies gains	(6,759)	(2,917)
Net amortization (accretion) from bonds and commercial loans	2,861	(1,568)
Net change in fair value of non-redeemable preferred stock securities	(243)	—
Net change in fair value of bond exchange-traded funds	61	—
Depreciation and amortization	6,392	6,222
Amortization of debt issuance costs	748	254
Stock based compensation	6,920	6,862

Changes in:
Premiums and other receivables, net	55,089	20,427
Receivable from reinsurers on paid losses and reinsurance receivable on unpaid losses	36,006	(22,103)
Ceded reinsurance payable	16,925	(9,182)
Accrued investment income	(357)	(1,173)
Deferred policy acquisition costs	5,514	(9,929)
Prepaid reinsurance premiums	(17,531)	(2,659)
Reserve for unpaid losses and loss adjustment expenses	67,514	118,412
Reserve for unearned premiums	(39,695)	36,828
Funds withheld related to sale of affiliate	(76)	(169)
Funds held under reinsurance agreements	(36,960)	5,078
Other assets	1,555	22,249
Other liabilities	(487)	7,555
Total adjustments	94,953	181,576
Net cash provided by operating activities – continuing operations	120,545	212,328
Net cash provided by (used in) operating activities – discontinued operations	165	(267)
Net cash provided by operating activities	120,710	212,061

Investing activities
Purchases of available-for-sale fixed maturity securities	(574,039)	(423,335)
Sales of available-for-sale fixed maturity securities	215,856	67,848
Redemptions of available-for-sale fixed maturity securities	182,981	100,713
Purchases of non-redeemable preferred stock securities	(11,669)	—
Redemptions of commercial levered loans	640	2,298
Purchases of bond exchange-traded funds	(20,985)	—
Sales of bond exchange-traded funds	8,085	—
Purchases of limited partnerships	(14,329)	(13,016)
Distributions and redemptions from limited partnerships	3,139	4,043
Purchases of short-term investments	(34,955)	(293,065)
Sales of short-term investments	78,827	315,767
Acquisition of fixed assets and capitalized software	(4,164)	(4,903)
Net cash used in investing activities – continuing operations	(170,613)	(243,650)
Net cash provided by (used in) investing activities – discontinued operations	1,286	(380)
Net cash used in investing activities	(169,327)	(244,030)

Financing activities
Payments related to offering costs	(49)	—
Proceeds from shares issued	—	51,599
Tax withholding on stock compensation awards	(2,389)	(149)
Proceeds from secured loan payable	24,997	—
Repayment of secured loan payable	(754)	—
Proceeds from notes payable	35,000	—
Repayment of notes payable	—	(18,000)
Net cash provided by financing activities	56,805	33,450

Net change in cash and cash equivalents	8,188	1,481
Cash, cash equivalents and restricted cash at beginning of year – continuing operations	27,497	29,900
Cash, cash equivalents and restricted cash at beginning of year – discontinued operations	255	1,034
Less: cash, cash equivalents and restricted cash at end of period – discontinued operations	(1,706)	(387)
Cash, cash equivalents and restricted cash at end of period – continuing operations	$34,234	$32,028

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

Accounting Guidance Not Yet Adopted

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 shortens the amortization period of the premium for certain callable debt securities, from the contractual maturity date to the earliest call date. ASU 2017-08 is effective for public entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. For the Company, ASU 2017-08 is effective for annual periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance and does not expect a material impact on its financial condition and results of operations.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

3. Supplemental Cash Flow

The following table represents the supplemental cash flow information for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30
($ in thousands)	2020	2019
Cash paid (received) during the period for:
Interest	$6,427	$6,783
Federal income tax	$5,553	$(366)
Non-cash activity:
Operating lease right-of-use assets due to the adoption of ASU 2016-02 - continuing operations	$3,454	$—
Operating lease right-of-use assets due to the adoption of ASU 2016-02 - discontinued operations	$2,164	$—
Operating lease liabilities due to the adoption of ASU 2016-02 - continuing operations	$3,849	$—
Operating lease liabilities due to the adoption of ASU 2016-02 - discontinued operations	$2,506	$—
Tax benefit on payments related to offering costs	$635	$—

For the nine months ended September 30, 2020, the Company withheld 185,806 shares of common stock from employees related to tax liabilities incurred upon the settlement of vested restricted stock units (“RSUs”). The number of shares of common stock issued, upon the settlement of vested RSUs net of tax withholding, was 364,948.

4. Discontinued Operations

In March 2017, the Company announced its exit from the United Kingdom (“U.K.”) insurance market. The financial results and subsequent expenses directly attributable to U.K. operations are included in the Company’s financial statements and classified within discontinued operations for all periods presented. Net income from discontinued operations was $0.0 million and $0.6 million for the three and nine months ended September 30, 2020. Net loss from discontinued operations was $0.0 million and $0.4 million for the three and nine months ended September 30, 2019.

The following table represents the carrying amounts of assets and liabilities associated with the exit from the insurance market in the U.K. reported as discontinued operations in its consolidated balance sheets:

	September 30,	December 31,
($ in thousands)	2020	2019
Assets
Cash and investments	$10,464	$10,428
Other assets	13,020	11,156
Total assets	$23,484	$21,584

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$24,418	$24,169
Other liabilities	9,536	7,409
Total liabilities	$33,954	$31,578

5. Investments

The Company’s investment portfolio consists of fixed maturity securities, commercial levered loans, limited partnerships and limited liability companies, non-redeemable preferred stock securities, bond exchange-traded funds, and short-term investments. Fixed maturity securities may include U.S. Treasury securities, government agency securities, municipal debt obligations, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

(“CMBS”), collateralized loan obligations (“CLO”), asset-backed securities (“ABS”) and corporate debt securities. Corporate debt securities may include investment grade and below investment grade bonds, bank loan investments and redeemable preferred stock securities. The Company has designated its investments in fixed maturity securities as available-for-sale (“AFS”) securities.

(a) The gross unrealized gains and losses on fixed maturity securities included in assets from continuing operations at September 30, 2020, are as follows:

	Cost/		Gross	Gross
	Amortized	Credit Loss	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Allowance	Gains	Losses	Value
Fixed maturity securities:
U.S. Treasury securities	$29,426	$—	$2,087	$—	$31,513
Government agency securities	28,990	—	546	(16)	29,520
Corporate debt securities	1,319,438	(1,052)	72,390	(8,798)	1,381,978
Municipal debt obligations	179,694	—	6,547	(323)	185,918
ABS	53,705	—	574	(732)	53,547
CLO	174,589	(6)	88	(3,501)	171,170
CMBS	113,076	—	7,076	(427)	119,725
RMBS - non-agency	112,904	(612)	7,366	(1,723)	117,935
RMBS - agency	164,953	—	3,947	(13)	168,887
Total fixed maturity securities	$2,176,775	$(1,670)	$100,621	$(15,533)	$2,260,193

The gross unrealized gains and losses on fixed maturity securities included in assets from continuing operations at December 31, 2019, are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. Treasury securities	$49,161	$838	$(14)	$49,985
Government agency securities	6,522	23	(14)	6,531
Corporate debt securities	1,308,094	33,743	(3,025)	1,338,812
Municipal debt obligations	80,338	243	(766)	79,815
ABS	73,068	854	(340)	73,582
CLO	181,704	125	(2,280)	179,549
CMBS	95,810	1,863	(147)	97,526
RMBS - non-agency	62,343	9,458	(191)	71,610
RMBS - agency	142,363	1,256	(347)	143,272
Total fixed maturity securities	$1,999,403	$48,403	$(7,124)	$2,040,682

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

(b) The following table summarizes the fair values and gross unrealized losses for fixed maturity securities in an unrealized loss position at September 30, 2020, grouped by asset class and by duration of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
						Total
	Fair	Unrealized	Fair	Unrealized	Total	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
Government agency securities	$4,639	$(16)	$—	$—	$4,639	$(16)
Corporate debt securities	71,409	(1,875)	122,671	(6,923)	194,080	(8,798)
Municipal debt obligations	26,466	(237)	3,441	(86)	29,907	(323)
ABS	7,612	(497)	15,264	(235)	22,876	(732)
CLO	30,319	(171)	131,400	(3,330)	161,719	(3,501)
CMBS	13,207	(311)	5,727	(116)	18,934	(427)
RMBS - non-agency	24,347	(762)	9,965	(961)	34,312	(1,723)
RMBS - agency	7,741	(13)	—	—	7,741	(13)
Total fixed maturity securities	$185,740	$(3,882)	$288,468	$(11,651)	$474,208	$(15,533)

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

(c) The Company was holding 290 and 313 fixed maturity securities that were in an unrealized loss position as of September 30, 2020 and December 31, 2019, respectively. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

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

For fixed maturity securities in an unrealized loss position that require a credit loss analysis, the Company estimates a present value of expected cash flows. If the results of the cash flow analysis indicate that the Company will not recover the full amount of its amortized cost basis, the Company records a credit loss for the excess of amortized cost over the present value of expected cash flows, not to exceed the unrealized loss. Changes in the credit loss allowance are recognized through realized investment gains, net on the consolidated statements of operations. The credit loss allowance benefit for fixed maturity securities was $0.3 million for the three months ended September 30, 2020. The credit loss allowance expense for fixed maturity securities was $1.7 million for the nine months ended September 30, 2020.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following table is a rollforward of the credit loss allowance for fixed maturity securities:

	December 31,	Additions	Reduction	Reduction	Change in Securities	September 30,
($ in thousands)	2019	New Securities	Sales	Intent to Sell	with Previous Allowance	2020
Fixed maturity securities:
Corporate debt securities	$—	$1,171	$(119)	$—	$—	$1,052
ABS	—	3	(3)	—	—	—
CLO	—	6	—	—	—	6
RMBS - non-agency	—	696	(84)	—	—	612
Total fixed maturity securities allowance	$—	$1,876	$(206)	$—	$—	$1,670

(d) The amortized cost and fair value of fixed maturity securities, excluding the Company’s structured securities portfolio, at September 30, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$120,270	$121,506
Due after one through five years	617,687	643,790
Due after five through ten years	513,039	543,555
Due after ten years	277,562	290,558
	1,528,558	1,599,409
Structured securities:
Government agency securities	28,990	29,520
ABS	53,705	53,547
CLO	174,589	171,170
CMBS	113,076	119,725
RMBS - non-agency	112,904	117,935
RMBS - agency	164,953	168,887
Total fixed maturity securities	$2,176,775	$2,260,193

The Company did not have any non-income producing fixed maturity investments as of September 30, 2020 and December 31, 2019, respectively.

(e) The Company records its limited partnership and limited liability companies using net asset value, which the Company has determined to be the best indicator of fair value for these investments. At September 30, 2020 and December 31, 2019, the fair value of limited partnerships and limited liability companies were $84.6 million and $66.7 million, respectively. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income. The largest investment within the portfolio is the Pacific Investment Management Company LLC Tactical Opportunities fund, which is carried at $44.5 million at September 30, 2020.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

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

(f) The Company invests in commercial loans, which are private placements. Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for credit losses on loans. Interest on loans is calculated using the simple interest method on the daily principal amount outstanding. There was no allowance for credit losses on loans at September 30, 2020 and December 31, 2019, respectively.

(g) Proceeds from sales and redemptions in AFS securities totaled $92.0 million and $71.5 million for the three months ended September 30, 2020 and 2019, respectively. Proceeds from sales and redemptions in AFS securities totaled $398.8 million and $168.6 million for the nine months ended September 30, 2020 and 2019, respectively. Gross realized gains from sales and redemptions in AFS securities totaled $1.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Gross realized gains from sales and redemptions in AFS securities totaled $5.8 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively. Gross realized losses from sales and redemptions of AFS investments totaled $0.0 million and $0.0 million for the three months ended September 30, 2020 and 2019, respectively. Gross realized losses from sales and redemptions of AFS investments totaled $0.6 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

(h) Net investment income included in net income from continuing operations in the consolidated statements of operations from each major category of investments for the three and nine months ended September 30, 2020 and 2019, is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2020	2019	2020	2019
Fixed maturity securities	$15,040	$16,764	$47,171	$49,414
Net limited partnerships and limited liability companies gains	5,508	468	6,762	2,862
Other	685	309	1,231	868
Gross investment income	21,233	17,541	55,164	53,144
Less: investment income attributable to funds withheld liabilities	(98)	141	156	424
Less: expenses	1,024	426	2,095	1,190
Net investment income	$20,307	$16,974	$52,913	$51,530

(i) Included in investments at September 30, 2020 and December 31, 2019, are securities required to be held by the Company (or those that are on deposit) with various regulatory authorities as required by law with a fair value of $231.5 million and $210.8 million, respectively. Fair value and carrying value of assets in the amount of $330.0 million and $313.5 million, respectively, were on deposit in collateral agreements at September 30, 2020. Fair value and carrying value of assets in the amount of $367.1 million and $352.0 million, respectively, were on deposit in collateral agreements at December 31, 2019.

(j) The investment portfolio has exposure to market risks, which include the effect of adverse changes in interest rates, credit quality, limited partnership value and illiquid securities, including commercial loan values, on the portfolio.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

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

The change in fair value recognized in income on non-redeemable preferred stock securities for the three and nine months ended September 30, 2020 was a gain of $0.1 million and $0.2 million, respectively.

(l) Bond exchange-traded funds with readily determinable fair values are recorded at fair value. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income.

The change in fair value recognized in income on bond exchange-traded funds for the three and nine months ended September 30, 2020 was $0.0 million.

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

The Company’s Level 1 assets include bond exchange-traded funds.

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

The Company’s Level 2 assets include U.S. Treasury securities, government agency securities, municipal debt obligations, RMBS, CMBS, CLO, ABS, corporate debt securities, and non-redeemable preferred stock securities.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

Level 3 – Fair value is based on at least one or more significant unobservable inputs that are supported by little or no market activity for the asset. These inputs reflect the Company’s understanding about the assumptions market participants would use in pricing the asset or liability.

The Company’s Level 3 assets include its investments in certain corporate debt securities, certain non-redeemable preferred stock securities and commercial levered loans as they are illiquid and trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments. Commercial levered loans are also not considered within the Level 3 tabular disclosure, because they are in the “held for investment” category and are also not measured at fair value on a recurring basis.

The corporate debt securities and non-redeemable preferred stock securities classified under Level 3 in the fair value hierarchy are either provided to the Company by an independent valuation service provider or calculated by the Company.  For certain securities, the Company uses observable inputs such as readily available indices as well as change in estimated fund returns provided by third party investment managers. Unobservable inputs, significant to the measurement and valuation of the corporate debt securities are assumptions about prepayment speed, default rates and recovery rates. Significant changes to any of these inputs, or combination of inputs, could significantly change the fair value measurement for these securities when using the income approach.

The primary pricing sources for the Company’s investments in commercial levered loans are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on nonbinding quotes from brokers or other market makers.

The following are the major categories of assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Treasury securities	$—	$31,513	$—	$31,513
Government agency securities	—	29,520	—	29,520
Corporate debt securities	—	1,196,059	185,919	1,381,978
Municipal debt obligations	—	185,918	—	185,918
ABS	—	53,547	—	53,547
CLO	—	171,170	—	171,170
CMBS	—	119,725	—	119,725
RMBS - non agency	—	117,935	—	117,935
RMBS - agency	—	168,887	—	168,887
Total fixed maturity securities	—	2,074,274	185,919	2,260,193
Non-redeemable preferred stock securities	—	10,513	1,400	11,913
Bond exchange-traded funds	12,838	—	—	12,838
Total categorized	$12,838	$2,084,787	$187,319	$2,284,944

Investments measured at net asset value:
Limited partnerships and limited liability companies				84,608
Total of invested assets carried at fair value				$2,369,552

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Treasury securities	$—	$49,985	$—	$49,985
Government agency securities	—	6,531	—	6,531
Corporate debt securities	—	1,189,181	149,631	1,338,812
Municipal debt obligations	—	79,815	—	79,815
ABS	—	73,582	—	73,582
CLO	—	179,549	—	179,549
CMBS	—	97,526	—	97,526
RMBS - non agency	—	71,610	—	71,610
RMBS - agency	—	143,272	—	143,272
Total categorized	$—	$1,891,051	$149,631	$2,040,682

Investments measured at net asset value:
Limited partnerships and limited liability companies				66,660
Total of invested assets carried at fair value				$2,107,342

The following tables disclose the carrying value and fair value of financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$13,433	$12,991	$—	$—	$12,991

Liabilities
Notes payable	$200,000	$200,888	$—	$200,888	$—
Unamortized debt issuance costs	(53)
Notes payable, net of debt issuance costs	$199,947

Secured loan payable	$24,243	$24,502	$—	$24,502	$—
Unamortized debt issuance costs	—
Secured loan payable, net of issuance costs	$24,243

	December 31, 2019
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$14,069	$13,950	$—	$—	$13,950

Liabilities
Notes payable	$165,000	$167,507	$—	$167,507	$—
Unamortized debt issuance costs	(307)
Notes payable, net of debt issuance costs	$164,693

The fair value of the notes payable at September 30, 2020, approximated a price equal to $200.9 million or 100.4% of the par value. The fair value of the secured loan payable at September 30, 2020, approximated a price equal to $24.5 million or 101.1% of the par value. The fair value of the notes payable at December 31, 2019, approximated a price equal to $167.5 million or 101.5% of the par value.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables provides a summary of the changes in the fair value of securities measured using Level 3 inputs during the nine months ended September 30, 2020 and 2019:

		Non-Redeemable
	Corporate Debt	Preferred Stock	Level 3
($ in thousands)	Securities	Securities	Total
Fair value, December 31, 2019	$149,631	$—	$149,631
Total net losses for the period included in:
Other comprehensive loss	(355)	—	(355)
Net realized loss	(4)	—	(4)
Purchases	39,364	1,400	40,764
Sales	—	—	—
Issuances	—	—	—
Settlements	(2,717)	—	(2,717)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, September 30, 2020	$185,919	$1,400	$187,319

Level 3
Corporate Debt
($ in thousands)	Securities
Fair value, December 31, 2018	$126,497
Total net gains (losses) for the period included in:
Other comprehensive income	1,514
Net realized loss	(4)
Purchases	4,372
Sales	—
Issuances	—
Settlements	(2,793)
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, September 30, 2019	$129,586

7. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Gross	Tax	Net
June 30, 2020	$65,730	$12,974	$52,756
Unrealized holding gains on fixed maturity securities	25,016	5,190	19,826
Amounts reclassified into net income	1,531	228	1,303
Amounts reclassified as credit losses	316	66	250
Other comprehensive income	23,169	4,896	18,273
September 30, 2020	$88,899	$17,870	$71,029

($ in thousands)	Gross	Tax	Net
June 30, 2019	$34,898	$6,054	$28,844
Unrealized holding gains on fixed maturity securities	11,943	2,651	9,292
Amounts reclassified into net income	4,362	156	4,206
Other comprehensive income	7,581	2,495	5,086
September 30, 2019	$42,479	$8,549	$33,930

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

($ in thousands)	Gross	Tax	Net
December 31, 2019	$46,123	$8,670	$37,453
Unrealized holding gains on fixed maturity securities	47,257	9,939	37,318
Amounts reclassified into net income	6,151	1,090	5,061
Amounts reclassified as credit losses	(1,670)	(351)	(1,319)
Other comprehensive income	42,776	9,200	33,576
September 30, 2020	$88,899	$17,870	$71,029

($ in thousands)	Gross	Tax	Net
December 31, 2018	$(29,760)	$(7,445)	$(22,315)
Unrealized holding gains on fixed maturity securities	76,576	16,098	60,478
Amounts reclassified into net income	4,337	104	4,233
Other comprehensive income	72,239	15,994	56,245
September 30, 2019	$42,479	$8,549	$33,930

The following table presents reclassifications out of AOCI attributable to the Company during the three and nine months ended September 30, 2020 and 2019:

	Line in Consolidated	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	Statements of Operations	2020	2019	2020	2019
AOCI
Unrealized gains on securities	Realized investment gains, net	$1,531	$4,362	$6,151	$4,337
	Income tax expense	228	156	1,090	104
Reclassification adjustment for credit losses included in net income	Realized investment gains, net	316	—	(1,670)	—
	Income tax expense	66	—	(351)	—
Total reclassifications		$1,553	$4,206	$3,742	$4,233

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

Transition and Separation Agreement

On May 3, 2019, the Company entered into a Transition and Separation Agreement (the “Separation Agreement”) with its former Chief Executive Officer (the “former CEO”). Under the Separation Agreement, the former CEO and the Company agreed to a general release of claims and his compliance with the restrictive covenants. The Company recorded no expense and an expense of $0.4 million for the three months ended September 30, 2020 and 2019, respectively, within other expense in the consolidated statements of operations relating to the severance payments and benefits payable to the former CEO. The Company recorded an expense of $0.3 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively, within other expense in the consolidated statements of operations relating to the severance payments and benefits payable to the former CEO. Per the terms of the Separation Agreement, the former CEO’s profit interests (“P Shares”) were forfeited and outstanding RSUs are treated in accordance with the terms of the applicable

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

award agreements. Additionally, the Company cancelled 137,987 shares of common stock in July 2019, with no consideration as per the terms of the Separation Agreement.

On January 23, 2020, the Company and the former CEO entered into an amendment to the Separation Agreement, which, among other things, provides that effective as of February 1, 2020, the former CEO resigned from his position as Executive Chairman of the Company.

Additionally, the Company entered into a niche management agreement with an independent agency founded by the former CEO.  The Company recorded an expense of $0.2 million for the three and nine months ended September 30, 2020.

9. Insurance Operations

Total reinsurance ceded and assumed relating to written premiums, earned premiums and losses and loss adjustment expenses incurred, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2020	2019	2020	2019
Written premiums
Direct written premiums	$202,972	$226,209	$601,645	$715,500
Assumed from other companies	567	987	2,072	2,566
Ceded to other companies	44,135	17,722	97,507	88,122
Net written premiums	$159,404	$209,474	$506,210	$629,944

Earned premiums
Direct earned premiums	$205,877	$229,816	$640,485	$683,906
Assumed from other companies	743	920	2,182	2,794
Ceded to other companies	34,244	28,281	83,000	86,157
Net earned premiums	$172,376	$202,455	$559,667	$600,543
Percent of amount assumed to net	0.4%	0.5%	0.4%	0.5%

Losses and loss adjustment expenses incurred
Direct net losses and loss adjustment expenses incurred	$153,352	$129,991	$418,409	$403,899
Assumed from other companies	3,086	1,230	3,713	6,162
Ceded to other companies	33,189	4,025	58,843	37,417
Net losses and loss adjustment expenses incurred	$123,249	$127,196	$363,279	$372,644

In 2017, the Company ceded significant amounts of premium under the whole account quota share reinsurance agreements (“WAQS”). In 2018, the WAQS were terminated. To the extent of unearned premium at the time of termination, ceded written premiums, net of the ceding commission, was returned. In January 2020, the WAQS were commuted at no gain or loss to the Company.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

Allowances for Credit Losses

The following table is rollforward of the receivable allowance balances related to the risk of credit default as of September 30, 2020:

($ in thousands)
Nine Months Ended September 30, 2020	December 31, 2019	Current Provision	Write-offs	Recoveries	September 30, 2020
Premium receivable	$5,056	$3,002	$(412)	—	$7,646
Reinsurance receivable on paid and unpaid losses	505	201	—	—	706
Total receivable allowance	$5,561	$3,203	$(412)	—	$8,352

The allowance for credit loss for premium receivable is an assessment of ultimate non-collectability based on historical experience applicable to the respective current collection action status, age of the amount outstanding and expected collection costs.

The majority of the allowance relates to audit premium on workers’ compensation coverages assessed during or after the period of coverage whereby there is limited ability to cancel or limit coverage. In the final collection action at the insured level, collection agencies are typically engaged. The amount with collection agencies as of September 30, 2020 was $6.3 million.

The reinsurance receivable allowance for credit loss is based on sources of credit ratings of reinsurers and applies probabilities of default and loss given default to the total uncollateralized exposure including incurred but not reported (“IBNR”) by rating class. The amount of uncollateralized exposure on unrated or counterparties rated below investment grade at September 30, 2020 is $5.5 million. At September 30, 2020, 95.6% of uncollateralized exposures are rated above investment grade.

Distribution Partners

The three distribution partners contributing the largest amounts of direct written premium (excluding the former distribution partner) totaled $60.9 million and $75.4 million for the three months ended September 30, 2020 and 2019, respectively. The three distribution partners contributing the largest amounts of direct written premium (excluding the former distribution partner) totaled $207.8 million and $208.4 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company negotiates with distribution partners to write direct premium on behalf of the Company’s affiliates. In January 2019, a distribution partner of the Company was acquired by a third-party insurance carrier. The Company does not anticipate any future premiums from this distribution partner other than audit premiums after the first quarter of 2019.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

Unpaid Losses

Unpaid losses are based on individual case estimates for losses reported and include a provision for IBNR losses and loss adjustment expenses. The following table provides a roll forward of the Company’s reserve for unpaid losses and loss adjustment expenses:

	September 30
($ in thousands)	2020	2019
Gross reserve for unpaid losses and loss expenses, at beginning of year	$1,521,648	$1,396,812
Ceded reserve for unpaid losses and loss expenses, at beginning of year	193,952	185,295
Net reserve for unpaid losses and loss expenses, at beginning of year	1,327,696	1,211,517
Add:
Incurred losses and loss expenses occurring in the:
Current year	347,955	356,926
Prior years	560	2,367
Prior years attributable to adjusted premium	14,764	13,351
Total net losses and loss adjustment expenses incurred	363,279	372,644
Less:
Paid losses and loss expenses for claims occurring in the:
Current year	32,014	39,742
Prior years	228,655	243,172
Total paid losses and loss expenses for claims	260,669	282,914
Net reserve for unpaid losses and loss expenses, at end of period	1,430,306	1,301,247
Ceded reserve for unpaid losses and loss expenses, at end of period	158,856	213,977
Gross reserve for unpaid losses and loss expenses, at end of period	$1,589,162	$1,515,224

During the nine months ended September 30, 2020, the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2019 and prior developed unfavorably by $0.6 million driven by $23.2 million unfavorable development in General Liability and $10.2 million unfavorable development in Commercial Multiple Peril offset by $24.8 million favorable development in Workers’ Compensation, $1.0 million favorable development in Commercial Auto and $7.0 million favorable development in All Other lines. In addition, the Company incurred $14.8 million of losses and loss adjustment expenses related to premium adjustments earned during the nine months ended September 30, 2020 attributable to prior accident years 2019 and 2018.

The unfavorable development in General Liability and Commercial Multiple Peril related to 2013 through 2017 accident years due largely to increased severities in runoff components. The favorable development in Workers’ Compensation derived from lower than expected claims severity across all customer segments primarily in accident years 2015 through 2018. The favorable development in Commercial Auto was derived by physical damage and liability property damage in accident year 2019.

During the nine months ended September 30, 2019, the Company’s estimated losses and loss expenses for accident years 2018 and prior developed unfavorably by $2.4 million driven by $23.2 million unfavorable development in General Liability lines partially offset by $18.7 million favorable development in Workers’ Compensation lines and $2.7 million of favorable development in Surety lines. In addition, the Company incurred $13.4 million of losses and loss adjustment expenses on earned premium attributable to prior accident years during the nine months ended September 30, 2019.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

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

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company’s best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of non-deductible expenses and discrete items recognized during the period. The Company’s effective tax rates were 21.6% and 19.4% for the three months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to the tax effect of share-based compensation. The Company’s effective tax rates were 21.8% and 21.2% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the tax effect of share-based compensation.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.

11. Segment Information

The Company has one reportable segment, Specialty Insurance, which primarily offers property and casualty insurance products through its customers segments that include Construction, Consumer Services, Marine and Energy, Media and Entertainment, Professional Services, Real Estate, Sports, and Transportation. The primary criteria to determine the Company’s reportable segment is based on the fact that the Company’s senior management reviews, assesses and allocates resources both on a financial and personnel basis on an entity-wide level.

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

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020		2019		2020		2019
Customer Segment
Construction	$27,405	13.5%	$27,296	12.0%	$79,623	13.2%	$83,039	11.6%
Consumer Services	23,712	11.7	35,502	15.6	95,010	15.7	100,880	14.0
Marine and Energy	27,677	13.6	26,064	11.5	87,288	14.5	71,509	10.0
Media and Entertainment	17,334	8.5	28,702	12.6	65,255	10.8	90,796	12.6
Professional Services	34,740	17.1	27,015	11.9	96,329	16.0	85,681	11.9
Real Estate	34,866	17.1	41,566	18.3	115,354	19.1	116,915	16.3
Sports	5,383	2.6	8,086	3.6	19,636	3.2	22,834	3.2
Transportation	30,802	15.1	29,621	13.0	39,929	6.6	79,363	11.1
Customer segment subtotal	201,919	99.2	223,852	98.5	598,424	99.1	651,017	90.7
Other	1,620	0.8	3,344	1.5	5,293	0.9	67,049	9.3
Specialty Insurance total	$203,539	100.0%	$227,196	100.0%	$603,717	100.0%	$718,066	100.0%

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following table provides a summary of the Company’s gross written premiums by line of business within our Specialty Insurance segment:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020		2019		2020		2019
Line of Business
Commercial Auto	$56,355	27.7%	$52,693	23.2%	$117,335	19.4%	$148,773	20.7%
General Liability	80,594	39.6	84,932	37.4	241,003	39.9	239,383	33.4
Workers’ Compensation	9,710	4.8	27,242	12.0	58,951	9.8	152,225	21.1
Commercial Multiple Peril	14,533	7.1	16,276	7.1	41,826	6.9	52,950	7.4
All Other Lines	42,347	20.8	46,053	20.3	144,602	24.0	124,735	17.4
Specialty Insurance total	$203,539	100.0%	$227,196	100.0%	$603,717	100.0%	$718,066	100.0%

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

12. Earnings per Share

The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Three Months Ended September 30, 2020	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$1,498	43,916	$0.03	$20	43,916	$—
Effect of dilutive securities:
Stock compensation plans		102			102
Diluted EPS	$1,498	44,018	$0.03	$20	44,018	$—

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Three Months Ended September 30, 2019	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$8,361	42,642	$0.20	$(49)	42,642	$(0.01)
Effect of dilutive securities:
Stock compensation plans		418			418
Diluted EPS	$8,361	43,060	$0.19	$(49)	43,060	$—

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Nine Months Ended September 30, 2020	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$25,592	43,879	$0.58	$556	43,879	$0.02
Effect of dilutive securities:
Stock compensation plans		151			151
Diluted EPS	$25,592	44,030	$0.58	$556	44,030	$0.01

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Nine Months Ended September 30, 2019	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$30,752	40,120	$0.77	$(382)	40,120	$(0.01)
Effect of dilutive securities:
Stock compensation plans		541			541
Diluted EPS	$30,752	40,661	$0.76	$(382)	40,661	$(0.01)

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

The following table summarizes the stock-based compensation transactions for the 2019 Plan for the nine months ended September 30, 2020:

	Number of	Weighted Average Grant Date
	Shares	Fair Value Per Share

Unvested at December 31, 2019	1,289,396	$14.00
Granted	587,612	$12.32
Vested	(134,001)	$9.96
Forfeited	(27,253)	$13.57
Unvested at September 30, 2020	1,715,754	$13.48

As of September 30, 2020, The Company had approximately $14.0 million of total unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 1.9 years.

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

Issuance costs of $4.8 million related to the Credit Agreement were incurred and are amortized over the life of the loan.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

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

On July 14, 2020, the Company drew down $5.0 million on the Revolving Credit Facility and on August 3, 2020, the Company drew down an additional $30.0 million, primarily to make capital contributions to its insurance subsidiaries.

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

The Company leases certain facilities and equipment under non-cancelable lease agreements that expire at various dates through 2025, which are generally renewed or replaced by similar leases. The lease agreements do not contain any material restrictive covenants, do not contain any conditions of residual value guarantees and are substantially all considered to be operating leases. The Company’s leases relate to office facilities in New Jersey, California, Florida, Georgia and the U.K. The weighted average lease term was 2.7 years and the weighted average discount rate was 2.0%.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

Rent expense for the three and nine months ended September 30, 2020 was $0.7 million and $2.3 million. The following table presents the Company’s lease liabilities and right-of-use assets related to operating leases as of September 30, 2020:

($ in thousands)	September 30, 2020
One year or less	$3,003
More than one year to two years	902
More than two years to three years	—
More than three years to four years	—
More than four years to five years	—
More than five years	—
Total undiscounted future minimum lease payments	3,905
Less: difference between lease payments and discounted lease liabilities	56
Lease liabilities	$3,849

Right-of-use assets	$3,454
Prepaid lease assets, net of lease allowances and incentives	395
Total	$3,849

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

Net Investment Income

We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, short-term investments, non-redeemable preferred stock securities, bond exchange-traded funds, commercial levered loans, and limited partnerships and limited liability companies. Neither our limited partnerships nor our limited liability companies are accounted for on a lag and thus reflect the current period fair value adjustments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost

(which excludes changes in fair value, such as changes in interest rates and credit spreads), the size of our investment portfolio is mainly a function of our invested equity capital along with premiums we receive from our insureds less payments on policyholder claims and operating expenses.

Realized Investment Gains and Losses

Realized investment gains and losses are a function of the difference between the amount received by us on the sale of a security and the security’s amortized cost, as well as any change in current expected credit loss allowance for available-for-sale fixed maturity securities recognized in earnings.

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

Underwriting (loss) income is calculated by subtracting losses and LAE and underwriting, acquisition and insurance expenses from net earned premiums.

Adjusted operating income is net income excluding net realized investment gains and losses, expenses relating to various transactions that we consider to be unique and non-recurring in nature (net of estimated tax impact).

Loss and LAE ratio, expressed as a percentage, is the ratio of losses and LAE, allocated and unallocated, to net earned premiums, net of the effects of reinsurance.

Loss and LAE ratio, excluding catastrophe, is the ratio of losses and LAE, allocated and unallocated, excluding those losses categorized as catastrophe losses, to net earned premiums, net of the effects of reinsurance, excluding the impact of reinsurance premiums related to catastrophe losses.

Expense ratio, expressed as a percentage, is the ratio of underwriting, acquisition and insurance expenses to net earned premiums.

Combined ratio is the sum of the loss and LAE ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

Combined ratio, excluding catastrophe losses and related items, is the sum of the loss and LAE ratio, excluding catastrophe losses and related items and the expense ratio.

Adjusted loss and LAE ratio is the loss and LAE ratio excluding the effects of the whole account quota share reinsurance agreement (“WAQS”) (as defined below).

Adjusted Loss and LAE ratio, excluding catastrophe, is the ratio of losses and LAE, allocated and unallocated, excluding the effects of the WAQS, and excluding those losses categorized as catastrophe losses, to net earned premiums, net of the effects of reinsurance, excluding the impact of reinsurance premiums related to catastrophe losses.

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

Underwriting (loss) income, adjusted operating income, adjusted loss and LAE ratio, adjusted expense ratio, adjusted combined ratio and adjusted operating return on equity are non-generally accepted accounting principles (“GAAP”) financial measures. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to underwriting (loss) income and adjusted operating income. See “Factors Affecting Our Results of Operations—The WAQS” for additional detail on the impact of the WAQS on our results of operations.

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

The effect of the WAQS on our results of operations is primarily reflected in our ceded written premiums, losses and LAE, as well as our underwriting, acquisition and insurance expenses. For the three and nine months ended September 30, 2020 there was no impact of WAQS on underwriting results or ratios.

The following tables summarize the effect of the WAQS on our underwriting (loss) income for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Including	Effect of	Excluding	Including	Effect of	Excluding
($ in thousands)	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS
GWP	$203,539	$—	$203,539	$227,196	$—	$227,196
Ceded written premiums	(44,135)	—	(44,135)	(17,722)	(6)	(17,716)
Net written premiums	$159,404	$—	$159,404	$209,474	$(6)	$209,480
Net retention (1)	78.3%	—	78.3%	92.2%	—	92.2%
Net earned premiums	$172,376	$—	$172,376	$202,455	$—	$202,455
Net losses and LAE incurred	123,249	—	123,249	127,196	1,632	125,564
Underwriting, acquisition and insurance expenses	63,373	—	63,373	71,920	(1,632)	73,552
Underwriting (loss) income (2)	$(14,246)	$—	$(14,246)	$3,339	$—	$3,339
Loss and LAE ratio	71.5%	—	—	62.8%	—	—
Expense ratio	36.8%	—	—	35.5%	—	—
Combined ratio	108.3%	—	—	98.3%	—	—
Adjusted loss and LAE ratio (3)	—	—	71.5%	—	—	62.0%
Adjusted expense ratio (3)	—	—	36.8%	—	—	36.3%
Adjusted combined ratio (3)	—	—	108.3%	—	—	98.3%

(1)	Net retention is a non-GAAP measure. We define net retention as the ratio of net written premiums to GWP.
(2)	Underwriting (loss) income is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income to underwriting (loss) income.
(3)	Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. We use these adjusted ratios as internal performance measures in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Our adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio should not be viewed as substitutes for our loss and LAE ratio, expense ratio and combined ratio, respectively.

Our results of operations may be difficult to compare from year to year due to the origination and termination of the WAQS.  In light of the impact of the WAQS on our results of operations, we internally evaluated our financial performance both including and excluding the effect of the WAQS.

The following tables summarize the effect of the WAQS on our underwriting (loss) income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Including	Effect of	Excluding	Including	Effect of	Excluding
($ in thousands)	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS
GWP	$603,717	$—	$603,717	$718,066	$—	$718,066
Ceded written premiums	(97,507)	—	(97,507)	(88,122)	(3)	(88,119)
Net written premiums	$506,210	$—	$506,210	$629,944	$(3)	$629,947
Net retention (1)	83.8%	—	83.8%	87.7%	—	87.7%
Net earned premiums	$559,667	$—	$559,667	$600,543	$3	$600,540
Net losses and LAE incurred	363,279	—	363,279	372,644	3,839	368,805
Underwriting, acquisition and insurance expenses	205,444	—	205,444	217,248	(3,837)	221,085
Underwriting (loss) income (2)	$(9,056)	$—	$(9,056)	$10,651	$1	$10,650
Loss and LAE ratio	64.9%	—	—	62.1%	—	—
Expense ratio	36.7%	—	—	36.2%	—	—
Combined ratio	101.6%	—	—	98.3%	—	—
Adjusted loss and LAE ratio (3)	—	—	64.9%	—	—	61.4%
Adjusted expense ratio (3)	—	—	36.7%	—	—	36.8%
Adjusted combined ratio (3)	—	—	101.6%	—	—	98.2%

(1)	Net retention is a non-GAAP measure. We define net retention as the ratio of net written premiums to GWP.
(2)	Underwriting (loss) income is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income to underwriting (loss) income.
(3)	Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. We use these adjusted ratios as internal performance measures in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Our adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio should not be viewed as substitutes for our loss and LAE ratio, expense ratio and combined ratio, respectively.

Our results of operations may be difficult to compare from year to year due to the origination and termination of the WAQS.  In light of the impact of the WAQS on our results of operations, we internally evaluated our financial performance both including and excluding the effect of the WAQS.

Outlook

As the COVID-19 pandemic continues to impact individuals and businesses worldwide, we are focused on the health and safety of our employees while fulfilling our obligations to our customers and distribution partners.  Through the investments we made in our technology infrastructure over time, we continue to operate primarily in a remote work environment while maintaining the service and support levels that our customers expect.  We are fully operational, and we believe we are capable of working remotely for as long as necessary.

There was a significant impact on our premium revenues in the second and third quarters relating to the pandemic’s effect on the insured exposure base of certain customers, particularly our customers in the Media and Entertainment as well as the Transportation customer segments. It is too early to determine the ultimate effect of the economic shut-down as a result of the pandemic on our losses, however, we continue to evaluate claims individually and pay losses where coverage applies. We have seen higher expense costs due to bad debt provisioning related to regulatory actions taken in response to COVID-19 to provide premium refunds, grant extended grace periods for premium payments, and provide extended time to pay past due premiums.

While we have seen an increase in unrealized investment gains in the second and third quarters, we expect there could be continued volatility in the unrealized position and uncertainty for the remainder of the year due to COVID-19.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table summarizes the results of continuing operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30		Change
($ in thousands)	2020	2019	$	Percent
GWP	$203,539	$227,196	$(23,657)	(10.4)%
Ceded written premiums	(44,135)	(17,722)	(26,413)	149.0
Net written premiums	$159,404	$209,474	$(50,070)	(23.9)%

Net earned premiums	$172,376	$202,455	$(30,079)	(14.9)%
Net losses and LAE incurred:	123,249	127,196	(3,947)	(3.1)
Underwriting, acquisition and insurance expenses	63,373	71,920	(8,547)	(11.9)
Underwriting (loss) income (1)	(14,246)	3,339	(17,585)	(526.7)
Interest and other expenses, net	5,549	10,182	(4,633)	(45.5)
Net investment income	20,307	16,974	3,333	19.6
Realized investment gains, net	1,398	245	1,153	470.6
Income before taxes	1,910	10,376	(8,466)	(81.6)
Income tax expense	412	2,015	(1,603)	(79.6)
Net income from continuing operations	$1,498	$8,361	$(6,863)	(82.1)%
Adjusted operating income (1)	$1,495	$13,825	$(12,330)	(89.2)%

Adjusted operating return on equity (1)	1.0%	11.2%
Return on equity	1.0%	6.8%

Loss and LAE ratio:	71.5%	62.8%
Loss and LAE ratio – excluding catastrophe (2)	59.9%	62.8%
Loss and LAE ratio – catastrophe losses	11.6%	-%
Expense ratio	36.8%	35.5%
Combined ratio	108.3%	98.3%

Adjusted loss and LAE ratio (3)	71.5%	62.0%
Adjusted loss and LAE ratio – excluding catastrophe (2)	59.9%	62.0%
Adjusted loss and LAE ratio – catastrophe losses	11.6%	-%
Adjusted expense ratio (3)	36.8%	36.3%
Adjusted combined ratio (3)	108.3%	98.3%

(1)	Underwriting (loss) income, adjusted operating income and adjusted operating return on equity are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures” for reconciliations of net income in accordance with GAAP to underwriting (loss) income and adjusted operating income.
(2)	Loss and LAE ratio – excluding catastrophe and Adjusted loss and LAE ratio – excluding catastrophe is adjusted to exclude the impact of reinsurance reinstatement premiums related to catastrophe losses incurred during the period from net earned premium.
(3)	Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. For additional detail on the impact of the WAQS on our results of operations see “Factors Affecting Our Results of Operations—The WAQS.

Net Income from Continuing Operations

Net income was $1.5 million for the three months ended September 30, 2020 compared to $8.4 million for the three months ended September 30, 2019, a decrease of $6.9 million, or 82.1%. The decrease in net income primarily resulted from catastrophe losses experienced during the period, partially offset by a decrease in interest and other expenses combined with an increase in net investment income. In the third quarter of 2020, the Company incurred $16.9 million of net catastrophe losses and $5.1 million of related reinstatement premiums on reinsurance contracts primarily resulting from Hurricane Laura and the California and Oregon wildfires. In the third quarter of 2019, the Company incurred other expense of $6.8 million due to non-recurring grants of restricted stock units (“RSUs”) in connection with the initial public offering (“IPO”).

Premiums

GWP were $203.5 million for the three months ended September 30, 2020 compared to $227.2 million for the three months ended September 30, 2019, a decrease of $23.7 million, or 10.4%.

The following table presents the GWP by customer segment for the three months ended September 30, 2020 and 2019:

($ in millions)	Three Months Ended September 30
Customer Segment	2020	2019	% Change
Construction	$27.4	$27.3	0.4%
Consumer Services	23.7	35.5	(33.2)
Marine and Energy	27.7	26.1	6.1
Media and Entertainment	17.3	28.7	(39.7)
Professional Services	34.7	27.0	28.5
Real Estate	34.9	41.6	(16.1)
Sports	5.4	8.1	(33.3)
Transportation	30.8	29.6	4.1
Customer segments subtotal	201.9	223.9	(9.8)
Other	1.6	3.3	(51.5)
Total	$203.5	$227.2	(10.4)%

GWP from customer segments (excluding GWP within “Other”) for the three months ended September 30, 2020 contracted by 9.8% primarily due to reduced insured exposures of customers within the Transportation, Media & Entertainment, and Real Estate customer segments due to the economic downturn from the COVID-19 pandemic.

The changes in GWP were most notable in the following customer segments and niches:

●	Transportation GWP increased by 4.1% to $30.8 million for the three months ended September 30, 2020 compared to $29.6 million for the three months ended September 30, 2019. The premium growth is driven by $16.8 of new captive opportunities. Excluding new captive opportunities, GWP contracted 52.6% from September 30, 2019, driven by reduction in new business of $5.7 million in Taxis, $3.9 million in School Bus, $2.5 million in Charter Bus, and $2.2 million in Intermodal due to the economic downturn from COVID-19.

●	Media and Entertainment GWP contracted by 39.7% to $17.3 million for the three months ended September 30, 2020 compared to $28.7 million for the three months ended September 30, 2019. The premium contraction is driven by $4.9 million of declines in renewal business, $4.0 million of exposure reductions and $1.8 million of reduced new business opportunities in the Live Entertainment and Film niches primarily due to regulatory restrictions and mandatory social distancing resulting from COVID-19.

●	Consumer Services GWP contracted by 33.2% to $23.7 million for the three months ended September 30, 2020 compared to $35.5 million for the three months ended September 30, 2019. The premium contraction is primarily driven by the decision to reduce monoline workers’ compensation.

●	Professional Services GWP increased by 28.5% to $34.7 million for the three months ended September 30, 2020 compared to $27.0 million for the three months ended September 30, 2019. The premium growth is driven by approximately $4.4 million of increased renewal business and $1.4 million of increased new business in the Credit Unions niche.

●	Real Estate GWP contracted by 16.1% to $34.9 million for the three months ended September 30, 2020 compared to $41.6 million for the three months ended September 30, 2019. The premium contraction is driven by approximately $3.1 million of reduced or delayed new business opportunities in Metrobuilders due to the economic downturn from COVID-19.

Net written premiums decreased by $50.1 million, or 23.9%, to $159.4 million for the three months ended September 30, 2020 from $209.5 million for the three months ended September 30, 2019. The decrease in net written premiums was primarily related to the contraction in GWP.

Net earned premiums decreased by $30.1 million, or 14.9%, to $172.4 million for the three months ended September 30, 2020 from $202.5 million for the three months ended September 30, 2019.  The decrease in net earned premiums was directly related to the contraction in net written premiums in the first nine months of 2020 and includes the impact of non-recurring net earned premiums of $11.3 million from the exit of excess workers’ compensation in 2019.

Loss and LAE Ratio

Our loss and LAE ratio was 71.5% for the three months ended September 30, 2020 compared to 62.8% for the three months ended September 30, 2019. For the three months ended September 30, 2020 our reserve for unpaid losses and loss adjustment expenses for accident years 2019 and prior developed unfavorably by $0.1 million driven by $11.1 million unfavorable development of  General Liability and $5.9 million unfavorable development in Commercial Multiple Peril offset by $16.5 million favorable development in Workers’ Compensation. In addition, the Company incurred $3.1 million of losses and loss adjustment expenses related to premium adjustments earned during the three months ended September 30, 2020 attributable to prior accident years 2019 and 2018.

Catastrophe losses of $16.9 million for the three months ended September 30, 2020 were driven by Hurricane Laura and the California and Oregon wildfires, adding 9.8 points to the current accident year loss ratio compared to no catastrophe losses for the three months ended September 30, 2019. The Company also incurred $5.1 million of reinsurance reinstatement premiums, related to catastrophe losses during the period, which increased the loss ratio by 1.8 points for the three months ended September 30, 2020. The loss and LAE ratio, excluding catastrophe losses and related items was 59.9% for the three months ended September 30, 2020.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Loss and LAE:
Current accident year – excluding catastrophe (1)	$106,304	59.9%	$121,701	60.1%
Current accident year – catastrophe losses (2)	16,893	11.6	—	—
Effect of prior year development	52	—	5,495	2.7
Total	$123,249	71.5%	$127,196	62.8%

	Three Months Ended September 30
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Adjusted loss and LAE:
Current accident year – excluding catastrophe (1)	$106,304	59.9%	$121,701	60.1%
Current accident year – catastrophe losses (2)	16,893	11.6	—	—
Effect of prior year development	52	—	3,863	1.9
Total	$123,249	71.5%	$125,564	62.0%

(1)	Earned premiums are adjusted to exclude the impact of reinsurance reinstatement premiums related to catastrophe losses incurred during the period.

(2)	Catastrophe losses are any one claim, or group of claims, equal or greater than $1.0 million related to a single PCS designated catastrophe event. PCS is Property Claim Services, a Verisk company. PCS has defined catastrophes in the United States, Puerto Rico, and the U.S. Virgin Islands as events that cause $25.0 million or more in direct insured losses to property and affect a significant number of policyholders and insurers.

Expense Ratio

Our expense ratio was 36.8% for the three months ended September 30, 2020 compared to 35.5% for the three months ended September 30, 2019.  The increase in the expense ratio is driven primarily by a decrease in net earned premiums, which more than offset a decrease in underwriting and insurance expenses of $3.0 million, during the three months ended September 30, 2020. In addition, the prior year expense ratio was favorably impacted by 0.8 points of non-recurring cede commission on the WAQS.

The following table summarizes the components of the expense ratio for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$40,387	23.4%	$47,585	23.5%
Underwriting and insurance expenses	22,986	13.4	25,967	12.8
Underwriting, acquisition and insurance expenses (1)	63,373	36.8	73,552	36.3
Effect of WAQS (1)	—	—	(1,632)	(0.8)
Total underwriting, acquisition and insurance expenses	$63,373	36.8%	$71,920	35.5%

(1)	Total underwriting, acquisition and insurance expenses and the effect of the WAQS are calculated based on the net earned premiums including the effects of the WAQS for three months ended September 30, 2020 and 2019.

Underwriting (Loss) Income

Underwriting loss was $14.2 million for the three months ended September 30, 2020 compared to an underwriting income of $3.3 million for the three months ended September 30, 2019, a decrease of $17.5 million. The decrease in underwriting income is primarily due to the catastrophe losses experienced during the period combined with the reduction in net earned premium.

Combined Ratio

Our combined ratio and adjusted combined ratio were 108.3% for the three months ended September 30, 2020 compared to 98.3% for the three months ended September 30, 2019. The combined ratio, excluding the impact of catastrophes was 96.7% for the three months ended September 30 , 2020 compared to 98.3% for the three months ended September 30, 2019.

Investing Results

Our net investment income increased by 19.6% to $20.3 million for the three months ended September 30, 2020 from $17.0 million for the three months ended September 30, 2019. The increase in net investment income is primarily due to the change in fair value on investments in limited partnerships and limited liability companies.  Net investment yield was 3.5% for the three months ended September 30, 2020 and 3.3% for the three months ended September 30, 2019.

The following table summarizes the components of net investment income and net investment gains for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30
($ in thousands)	2020	2019	$ Change
Fixed maturity securities	$15,040	$16,764	$(1,724)
Other investments	6,193	777	5,416
Gross investment income	21,233	17,541	3,692
Investment expenses	(926)	(567)	(359)
Net investment income	20,307	16,974	3,333
Realized investment gains, net	1,398	245	1,153
Total	$21,705	$17,219	$4,486
Average invested assets	$2,301,504	$2,069,327	$232,178

Interest and Other Expenses, Net

Our interest and other expenses decreased by $4.6 million to $5.5 million for the three months ended September 30, 2020 compared to $10.2 million for the three months ended September 30, 2019. The decrease is primarily driven by $6.8 million due to non-recurring grants of RSUs in connection with the IPO.

Income Tax Expense

Our effective tax rate for the three months ended September 30, 2020 and 2019 were 21.6% and 19.4%, respectively. The increase in the effective tax rate for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to the tax effect of share-based compensation.

Our income tax expense was $0.4 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively. The decrease is due to the decrease in income before income taxes compared to the same period in 2019.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.

Adjusted Operating Income

Adjusted operating income was $1.5 million for the three months ended September 30, 2020, a decrease of $12.3 million, or 89.2% from the adjusted operating income of $13.8 million for the three months ended September 30, 2019, primarily due to the reduction in underwriting income offset by increased net investment income.

Adjusted Operating Return on Equity

Our adjusted operating return on equity was 1.0% for the three months ended September 30, 2020, a decrease of 10.2 percentage points from 11.2% for the three months ended September 30, 2019 primarily due to the reduction in adjusted operating income combined with the increase in average book value.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table summarizes the results of continuing operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30		Change
($ in thousands)	2020	2019	$	Percent
GWP	$603,717	$718,066	$(114,349)	(15.9)%
Ceded written premiums	(97,507)	(88,122)	(9,385)	10.7
Net written premiums	$506,210	$629,944	$(123,734)	(19.6)%

Net earned premiums	$559,667	$600,543	$(40,876)	(6.8)%
Net losses and LAE incurred:	363,279	372,644	(9,365)	(2.5)
Underwriting, acquisition and insurance expenses	205,444	217,248	(11,804)	(5.4)
Underwriting (loss) income (1)	(9,056)	10,651	(19,707)	(185.0)
Interest and other expenses, net	14,635	23,671	(9,036)	(38.2)
Net investment income	52,913	51,530	1,383	2.7
Realized investment gains, net	3,521	495	3,026	611.3
Income before taxes	32,743	39,005	(6,262)	(16.1)
Income tax expense	7,151	8,253	(1,102)	(13.4)
Net income from continuing operations	$25,592	$30,752	$(5,160)	(16.8)%
Adjusted operating income (1)	$26,374	$41,683	$(15,309)	(36.7)%

Adjusted operating return on equity (1)	6.1%	12.1%
Return on equity	5.9%	8.9%

Loss and LAE ratio:	64.9%	62.1%
Loss and LAE ratio – excluding catastrophe (2)	60.7%	61.6%
Loss and LAE ratio – catastrophe losses	4.2%	0.5%
Expense ratio	36.7%	36.2%
Combined ratio	101.6%	98.3%

Adjusted loss and LAE ratio (3)	64.9%	61.4%
Adjusted loss and LAE ratio – excluding catastrophe (2)	60.7%	60.9%
Adjusted loss and LAE ratio – catastrophe losses	4.2%	0.5%
Adjusted expense ratio (3)	36.7%	36.8%
Adjusted combined ratio (3)	101.6%	98.2%

(1)	Underwriting (loss) income, adjusted operating income and adjusted operating return on equity are non-GAAP financial measures. See “—Reconciliation of Non-GAAP Financial Measures” for reconciliations of net income in accordance with GAAP to underwriting (loss) income and adjusted operating income.
(2)	Loss and LAE ratio – excluding catastrophe and Adjusted loss and LAE ratio – excluding catastrophe is adjusted to exclude the impact of reinsurance reinstatement premiums related to catastrophe losses incurred during the period from net earned premium.
(3)	Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. For additional detail on the impact of the WAQS on our results of operations see “Factors Affecting Our Results of Operations—The WAQS.”

Net Income from Continuing Operations

Net income was $25.6 million for the nine months ended September 30, 2020 compared to $30.8 million for the nine months ended September 30, 2019, a decrease of $5.2 million, or 16.8%. The decrease in net income is primarily due to catastrophe losses experienced during the third quarter of 2020, primarily Hurricane Laura and the California and Oregon wildfires, partially offset by a decrease of interest and other expense which includes $7.6 million of expense for our former CEO for termination of service as CEO and his services as Executive Chairman in the prior period and $6.8 million due to non-recurring grants of RSUs in connection with the IPO in the prior period.

Premiums

GWP were $603.7 million for the nine months ended September 30, 2020 compared to $718.1 million for the nine months ended September 30, 2019, a decrease of $114.4 million, or 15.9%.

The following table presents the GWP by customer segment for the nine months ended September 30, 2020 and 2019:

($ in millions)	Nine Months Ended September 30
Customer Segment	2020	2019	% Change
Construction	$79.6	$83.1	(4.2)%
Consumer Services	95.0	100.9	(5.8)
Marine and Energy	87.3	71.5	22.1
Media and Entertainment	65.3	90.8	(28.1)
Professional Services	96.3	85.7	12.4
Real Estate	115.4	116.9	(1.3)
Sports	19.6	22.8	(14.0)
Transportation	39.9	79.4	(49.7)
Customer segments subtotal	598.4	651.1	(8.1)
Other	5.3	67.0	(92.1)
Total	$603.7	$718.1	(15.9)%

GWP from customer segments (excluding GWP within “Other”) for the nine months ended September 30, 2020 contracted by 8.1% primarily due to endorsement transactions and reduction in insured exposures within the Transportation and Media and Entertainment customer segments driven by the COVID-19 pandemic in the second and third quarters of 2020.

The changes in GWP were most notable in the following customer segments and niches:

●	Transportation GWP contracted by 49.7% to $39.9 million for the nine months ended September 30, 2020 compared to $79.4 million for the nine months ended September 30, 2019. The premium contraction is driven by exposure reduction as well as reduced new business opportunities $28.1 million due to COVID-19. Negative premium endorsements of $13.5 for School Bus, $9.1 million for Taxis, and $3.7 million for Charter Bus were processed to provide immediate relief to our insureds and align the premium with exposures. The premium contraction was offset by $18.0 million of new business in transportation related captive opportunities.

●	Media and Entertainment GWP contracted by 28.1% to $65.3 million for the nine months ended September 30, 2020 compared to $90.8 million for the nine months ended September 30, 2019. The premium contraction is driven by approximately $9.8 million of exposure reductions due to regulatory actions and mandatory social distancing related to COVID-19, $8.7 million of declines in renewal business, and $6.2 million of reduced new business opportunities in the Live Entertainment and Film niches.

●	Marine and Energy GWP increased by 22.1% to $87.3 million for the nine months ended September 30, 2020 compared to $71.5 million for the nine months ended September 30, 2019. The premium growth is primarily due to $5.9 million of new business within the Propane and Fuel Dealers niche and $4.9 million of increased total renewal premiums in Solar Contractors and Propane and Fuel Dealers niches.

●	Professional Services GWP increased by 12.4% to $96.3 million for the nine months ended September 30, 2020 compared to $85.7 million for the nine months ended September 30, 2019. The premium growth is driven by approximately $9.1 million of increased renewal business in the Credit Unions niche.

Net written premiums decreased by $123.7 million, or 19.6%, to $506.2 million for the nine months ended September 30, 2020 from $629.9 million for the nine months ended September 30, 2019. The reduction in net written premiums was directly related to the contraction in GWP.

Net earned premiums decreased by $40.9 million, or 6.8%, to $559.7 million for the nine months ended September 30, 2020 from $600.5 million for the nine months ended September 30, 2019.  The decrease in net earned premiums was directly related to the contraction in net written premiums during the first nine months of 2020, which includes the impact of non-recurring net earned premiums of $41.3 million from the exit of excess workers’ compensation in 2019.

Loss and LAE Ratio

Our loss and LAE ratio was 64.9% for the nine months ended September 30, 2020 compared to 62.1% for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, our reserve for unpaid losses and loss adjustment expenses for accident years 2019 and prior developed unfavorably by $0.6 million driven by $23.2 million unfavorable development in General Liability and $10.2 million unfavorable development in Commercial Multiple Peril offset by $24.8 million favorable development in Workers’ Compensation, $1.0 million favorable development in Commercial Auto and $7.0 million favorable development in All Other lines. In addition, the Company incurred $14.8 million of losses and loss adjustment expenses related to premium adjustments earned during the nine months ended September 30, 2020 attributable to prior accident years 2019 and 2018.

Catastrophe losses of $20.5 million for the nine months ended September 30, 2020 were driven by Hurricane Laura, the California and Oregon wildfires, and other weather events across the U.S., during the second and third quarters, adding 3.7 points to the current accident year loss ratio compared to catastrophe losses of $3.0 million for the nine months ended September 30, 2019, driven by weather related events in the second quarter of 2019, which added 0.5 points to the current accident year loss ratio of the prior period. The Company also incurred $5.1 million of reinsurance reinstatement premiums, related to catastrophe losses during the third quarter, which increased the loss ratio by 0.5 points for the nine months ended September 30, 2020. The loss and LAE ratio, excluding catastrophe losses and related items was 60.7% for the nine months ended September 30, 2020.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Loss and LAE:
Current accident year – excluding catastrophe (1)	$342,193	60.6%	$367,277	61.2%
Current accident year – catastrophe losses (2)	20,526	4.2	3,000	0.5
Effect of prior year development	560	0.1	2,367	0.4
Total	$363,279	64.9%	$372,644	62.1%

	Nine Months Ended September 30
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Adjusted loss and LAE:
Current accident year – excluding catastrophe (1)	$342,193	60.6%	$367,277	61.2%
Current accident year – catastrophe losses (2)	20,526	4.2	3,000	0.5
Effect of prior year development	560	0.1	(1,472)	(0.3)
Total	$363,279	64.9%	$368,805	61.4%

(1)	Earned premiums are adjusted to exclude the impact of reinsurance reinstatement premiums related to catastrophe losses incurred during the period.
(2)	Catastrophe losses are any one claim, or group of claims, equal or greater than $1.0 million related to a single PCS designated catastrophe event. PCS is Property Claim Services, a Verisk company. PCS has defined catastrophes in the United States, Puerto Rico, and the U.S. Virgin Islands as events that cause $25.0 million or more in direct insured losses to property and affect a significant number of policyholders and insurers.

Expense Ratio

Our expense ratio was 36.7% for the nine months ended September 30, 2020 compared to 36.2% for the nine months ended September 30, 2019.  The increase in the expense ratio is driven primarily by the impact of the WAQS in 2019 and reductions in net earned premiums related to COVID-19 in the current year.

The following table summarizes the components of the expense ratio for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$129,406	23.1%	$141,896	23.6%
Underwriting and insurance expenses	76,038	13.6	79,189	13.2
Underwriting, acquisition and insurance expenses(1)	205,444	36.7	221,085	36.8
Effect of WAQS(1)	—	—	(3,837)	(0.6)
Total underwriting, acquisition and insurance expenses	$205,444	36.7%	$217,248	36.2%

(1)	Total underwriting, acquisition and insurance expenses and the effect of the WAQS are calculated based on the net earned premiums including the effects of the WAQS for nine months ended September 30, 2020 and 2019.

Underwriting (Loss) Income

Underwriting loss was $9.1 million for the nine months ended September 30, 2020 compared to an underwriting income of $10.7 million for the nine months ended September 30, 2019, a decrease of $19.8 million, or 185.0%. The decrease in underwriting income is primarily due the catastrophe losses experienced during the third quarter of the current year combined with the reduction in net earned premium.

Combined Ratio

Our combined ratio and adjusted combined ratio were 101.6% for the nine months ended September 30, 2020 compared to 98.3% for the nine months ended September 30, 2019.  The combined ratio, excluding the impact of catastrophes was 97.4% for the nine months ended September 30 , 2020 compared to 97.8% for the nine months ended September 30, 2019.

Investing Results

Our net investment income increased by 2.7% to $52.9 million for the nine months ended September 30, 2020 from $51.5 million for the nine months ended September 30, 2019. The increase in net investment income is primarily due to growth in the investment portfolio partially offset by lower net investment yields in the current year. Net investment yield was 3.1% for the nine months ended September 30, 2020 and 3.5% for the nine months ended September 30, 2019.  Realized investment gains, net, includes a $1.7 million credit loss allowance for fixed maturity securities for the nine months ended September 30, 2020.

The weighted average duration of our fixed maturity portfolio, including cash equivalents, was 4.6 years at September 30, 2020 and 3.0 years at September 30, 2019.

The following table summarizes the components of net investment income and net investment gains for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30
($ in thousands)	2020	2019	$ Change
Fixed maturity securities	$47,171	$49,414	$(2,243)
Other investments	7,993	3,730	4,263
Gross investment income	55,164	53,144	2,020
Investment expenses	(2,251)	(1,614)	(637)
Net investment income	52,913	51,530	1,383
Realized investment gains, net	3,521	495	3,026
Total	$56,434	$52,025	$4,409
Average invested assets	$2,242,729	$1,989,131	$253,598

Interest and Other Expenses, Net

Our interest and other expenses decreased by $9.0 million to $14.6 million for the nine months ended September 30, 2020 compared to $23.7 million for the nine months ended September 30, 2019. The decrease is primarily driven by $7.6 million of expense for our former CEO for termination of service as CEO and his services as Executive Chairman in the prior period and $6.8 million due to non-recurring grants of RSUs in connection with the IPO and an increase in net investment income.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2020 and 2019 was 21.8% and 21.2%, respectively. The increase in the effective tax rate in the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the tax effect of share-based compensation.

Our income tax expense was $7.2 million and $8.3 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease is primarily due to the decrease in income before income taxes compared to the same period in 2019.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.

Adjusted Operating Income

Adjusted operating income was $26.4 million for the nine months ended September 30, 2020, a decrease of $15.3 million, or 36.7% from the adjusted operating income of $41.7 million for the nine months ended September 30, 2019, primarily due to the reduction in underwriting income offset by decreased interest and other expenses.

Adjusted Operating Return on Equity

Our adjusted operating return on equity was 6.1% for the nine months ended September 30, 2020, a decrease of 6.0 percentage points from 12.1% for the nine months ended September 30, 2019 primarily due to the reduction in adjusted operating income combined with the increase in average book value.

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

Credit Agreement

On June 12, 2020 (the “Effective Date”), we entered into a credit agreement (the “Credit Agreement”) with certain lenders and Truist Bank, N.A., as administrative agent (“Truist”), providing for a $165.0 million delayed draw term loan facility (the “Term Loan Facility”). Borrowings under the Term Loan Facility will be used to refinance the Notes at maturity. The Credit Agreement includes a letter of credit sub-limit of up to $5.0 million and a swingline loan sub-limit of up to $5.0 million. Further, the Credit Agreement provided for an uncommitted revolving loan facility (the “Revolving Credit Facility”) in an initial aggregate amount of $35.0 million, which subsequently became committed and increased to an aggregate of $65.0 million pursuant to the Incremental Agreement (defined below).  At our option, borrowings under the Term Loan Facility and the Revolving Credit Facility would be (i) a “Base Rate Borrowing” which would bear interest at the Base Rate (as defined below) plus the Applicable Margin (as described below), or (ii) an “Eurodollar Borrowing” which would bear interest at the Adjusted LIBO Rate (defined as reserve-adjusted LIBOR, subject to a floor of 0.75%), for periods of one, two, three or six months, plus the Applicable Margin. The Base Rate is the highest of (a) the rate of interest announced publicly by Truist as its prime lending rate, (b) 0.5% above the federal funds rate, (c) the Adjusted LIBO Rate determined on a daily basis for a one-month period (subject to a floor of 0.75%) plus 1.00%, and (d) zero percent. The Applicable Margin for a Eurodollar Borrowing will range from 2.00% to 3.25% per annum based upon ProSight’s Debt to Capitalization Ratio (as defined in the Credit Agreement) in effect on such date. The initial Applicable Margin for Base Rate Borrowings is 100 basis points lower than the Applicable Margin for Eurodollar Borrowings. The Applicable Margin is currently 2.75%.

We agreed to pay a ticking fee with respect to the undrawn portion of the commitments for the Term Loan Facility, ranging from 0.20% to 0.30% per annum based upon our Debt to Capitalization Ratio (as defined in the Credit Agreement) in effect on such date. We also agreed to pay a commitment fee on the unused portion of the Revolving Credit Facility, ranging from 0.20% to 0.30% per annum and determined in the same way as ticking fee with respect to the Term Loan Facility. The ticking fee and commitment fee (if applicable) are currently 0.25%.

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

The Revolving Credit Facility may be used for general corporate purposes, including, without limitation, to support business growth and to provide additional liquidity if needed. On July 14, 2020, the Company drew down $5.0 million on the Revolving Credit Facility and on August 3, 2020, the Company drew down an additional $30.0 million, primarily to make capital contributions to its insurance subsidiaries. Amounts outstanding under the Revolving Credit Facility as of the date of the filing are three-month Eurodollar Borrowings, bearing interest at 3.50%.

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

Our cash flows for the nine months ended September 30, 2020 and 2019 were:

	Nine Months Ended September 30
	2020	2019

($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$120,710	$212,061
Investing activities	(169,327)	(244,030)
Financing activities	56,805	33,450
Net change in cash and cash equivalents	$8,188	$1,481

The decrease in cash provided by operating activities for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was largely driven by timing of claim payments and premium collection declines due to COVID-19. Cash used in investing activities is primarily funded by cash flow from operations. The decrease in cash used in investing activities for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily reflected the amount of operating funds available for investment in the current quarter.

The increase in cash provided by financing activities for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to proceeds from the Revolving Credit Facility of $35.0 million and the issuance of the $24.9 million secured loan in 2020 compared to $51.6 million of proceeds related to the IPO offset by the $18.0 million pay down of the Citizens Revolving Credit agreement in 2019.

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

The following is a summary of our significant in-force excess of loss reinsurance programs as of September 30, 2020:

Line of Business Covered	Reinsurance Coverage
Property - per risk	$37.0 million excess of $3.0 million
Property - catastrophe	$195.0 million excess of $5.0 million
Casualty	Supported Umbrella: $6.0 million excess of $4.0 million Unsupported Umbrella: $5.0 million excess of $5.0 million Professional Liability: $5.0 million excess of $5.0 million
Primary Workers' Compensation	$37.0 million excess of $3.0 million
Marine	$45.0 million excess of $2.5 million
Custom Bonds	$38.0 million excess of $2.0 million

(1)	Our excess of loss reinsurance reduces the financial impact of a loss occurrence. Our excess of loss reinsurance includes reinstatement provisions, inuring relationships, and other clauses that may impact the amount recovered on a loss occurrence.

At each annual renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties.

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. The allowance related to credit default with respect to our reinsurance assets as of September 30, 2020 and December 31, 2019 was $0.7 million and $0.5 million respectively. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers.

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

Financial Condition

Stockholders’ Equity

At September 30, 2020, total stockholders’ equity was $607.9 million and tangible stockholders’ equity was $578.7 million, compared to total stockholders’ equity of $543.0 million and tangible stockholders’ equity of $513.8 million at December 31, 2019. The increase in both total and tangible stockholders’ equity was primarily due to net income from continuing operations of $25.6 million and net unrealized gains on available-for-sale fixed maturity securities, net of tax of $33.6 million, for the nine months ended September 30, 2020.

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

Stockholders’ equity at September 30, 2020 and December 31, 2019 reconciles to tangible stockholders’ equity as follows:

	September 30, 2020	December 31, 2019

($ in thousands)
Stockholders’ equity	$607,872	$543,031
Less: goodwill and net intangible assets	29,166	29,189
Tangible stockholders’ equity	$578,706	$513,842
Book value per share	$14.00	$12.61
Tangible book value per share	$13.33	$11.93

Investment Portfolio

Our cash and invested assets consist of debt securities, cash and cash equivalents, short-term investments, commercial levered loans and alternative investments.

At September 30, 2020, the majority of the portfolio, or $2.2 billion, was comprised of securities that are classified as available-for sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investments were $270.4 million of alternative investments carried at fair value. Our securities, including cash equivalents, had a weighted average duration of 4.6 years and an average rating of “A” at September 30, 2020.

At September 30, 2020 and December 31, 2019, the cost and fair value on cash and invested assets were as follows:

	September 30, 2020			December 31, 2019
		Estimated	% of Total		Estimated Fair	% of Total Fair
	Cost	Fair Value	Fair Value	Cost	Value	Value

($ in thousands)
Fixed and floating rate securities	$1,989,098	$2,074,391	85.8%	$1,848,964	$1,891,148	86.3%
Alternate available-for-sale	187,677	185,802	7.7	150,439	149,534	6.8
Total fixed maturity securities	2,176,775	2,260,193	93.5	1,999,403	2,040,682	93.1
Other investments:
Commercial levered loans	13,433	12,991	0.6	14,069	13,950	0.6
Bond exchange-traded funds	12,878	12,838	0.5	—	—	—
Non-redeemable preferred stock securities	11,670	11,913	0.5	—	—	—
Limited partnerships and limited liability companies	84,608	84,608	3.5	66,660	66,660	3.0
Short-term investments	154	154	0.0	43,873	43,873	2.0
Total other investments	122,743	122,504	5.1	124,602	124,483	5.6
Total investments	2,299,518	2,382,697	98.6	2,124,005	2,165,165	98.7
Cash, cash equivalents, and restricted cash	34,234	34,234	1.4	27,497	27,497	1.3
Total	$2,333,752	$2,416,931	100.0%	$2,151,502	$2,192,662	100.0%

As of September 30, 2020, approximately 14.8% of our fixed maturity securities portfolio was comprised of investment securities that have a floating interest rate compared to approximately 33.1%, as of December 31, 2019. Included in December 31, 2019, within our floating interest rate securities was 12.2% of total fair value that is no longer considered floating interest rate securities such as asset-backed securities, corporate securities, commercial mortgage-backed securities, agency residential mortgage-backed securities and non-agency residential mortgage-backed securities. These securities were reclassified by our new investment accounting service provider to fixed rate securities due to characteristics that better align with coupon variability. Our floating rate securities are classified as having coupons that reset at a set schedule off of an index rate.

The table below presents the credit quality of total fixed maturity securities at September 30, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) or Equivalent Designation:

	September 30, 2020		December 31, 2019
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
($ in thousands)
AAA	$218,857	9.7%	$219,696	10.8%
AA	542,023	24.0	356,924	17.5
A	705,998	31.2	719,394	35.2
BBB	603,282	26.7	563,680	27.6
Below BBB/Not rated	190,032	8.4	180,988	8.9
Total	$2,260,193	100.0%	$2,040,682	100.0%

The table below presents the credit quality of total fixed maturity securities at September 30, 2020 and December 31, 2019, either rated below BBB or not rated by Standard & Poor’s and their National Association of Insurance Commissioners (“NAIC”) designation:

	September 30, 2020
	NAIC Designation (Estimated Fair Value)
Standard & Poor’s or Equivalent Designation	1	2	3	4	5	6	Total
($ in thousands)
BB	$2,395	$31,587	$51,849	$889	$546	$-	$87,266
B	3,963	539	4,342	6,486	-	-	15,330
CCC	32,226	-	675	985	3,508	-	37,394
CC or lower	27,049	-	-	-	-	22,994	50,043
Total	$65,633	$32,126	$56,866	$8,360	$4,053	$22,994	$190,032

	December 31, 2019
	NAIC Designation (Estimated Fair Value)
Standard & Poor’s or Equivalent Designation	1	2	3	4	5	6	Total
($ in thousands)
BB	$11,533	$-	$60,917	$2,516	$-	$-	$74,966
B	698	-	111	12,691	-	-	13,500
CCC	33,893	-	-	-	-	-	33,893
CC or lower	35,590	32	-	-	-	23,007	58,629
Total	$81,714	$32	$61,028	$15,207	$-	$23,007	$180,988

The amortized cost and fair value of our fixed maturity securities by contractual maturity are shown below as of September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
		Estimated	% of Fair		Estimated Fair
	Amortized Cost	Fair Value	Value	Amortized Cost	Value	% of Fair Value

($ in thousands)
Due in one year or less	$120,270	$121,506	5.4%	$99,035	$99,326	4.9%
Due after one year through five years	617,687	643,790	28.5	679,649	692,219	33.9
Due after five years through ten years	513,039	543,555	24.0	507,803	523,276	25.6
Due after ten years	277,562	290,558	12.8	151,105	153,790	7.5
Government agency securities	28,990	29,520	1.3	6,523	6,532	0.3
Asset-backed securities	53,705	53,547	2.4	73,068	73,582	3.6
Collateralized loan obligations	174,589	171,170	7.6	181,704	179,549	8.8
Commercial mortgage-backed securities	113,076	119,725	5.3	95,810	97,526	4.8
Residential mortgage-backed securities – non-agency	112,904	117,935	5.2	62,343	71,610	3.5
Residential mortgage-backed securities – agency	164,953	168,887	7.5	142,363	143,272	7.0
Total fixed maturities	$2,176,775	$2,260,193	100.0%	$1,999,403	$2,040,682	100.0%

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

The fair value of our restricted assets was $561.5 million at September 30, 2020. This includes $153.2 million of funds in trust for the mutual benefit of our insurance companies due to participation in our intercompany pooling agreement.  Restricted investments decreased 2.8%, or $16.4 million, when compared to December 31, 2019 primarily due to the closure of two collateral trust accounts in the third quarter offset by an increase in reinsurance collateral and state deposits, and market appreciation from fixed maturity securities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2020.

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

Reconciliation of Non-GAAP Financial Measures

Reconciliation of Underwriting (Loss) Income

Underwriting (loss) income is a non-GAAP financial measure that we believe is useful in evaluating our underwriting performance without regard to investment income. Underwriting income represents the pre-tax profitability of our insurance operations and is derived by subtracting losses and LAE and underwriting, acquisition and insurance expenses from net earned premiums. We use underwriting (loss) income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance. Underwriting (loss) income should not be considered in isolation or viewed as a substitute for net income from continuing operations calculated in accordance with GAAP, and other companies may calculate underwriting (loss) income differently.

Net income from continuing operations for the three and nine months ended September 30, 2020 and 2019 reconciles to underwriting (loss) income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2020	2019	2020	2019
Net income from continuing operations	$1,498	$8,361	$25,592	$30,752
Income tax expense	412	2,015	7,151	8,253
Income from continuing operations before taxes	1,910	10,376	32,743	39,005
Net investment income	20,307	16,974	52,913	51,530
Realized investment gains, net	1,398	245	3,521	495
Interest and other expense, net	5,549	10,182	14,635	23,671
Underwriting (loss) income	$(14,246)	$3,339	$(9,056)	$10,651

Reconciliation of Adjusted Operating Income

Adjusted operating income is a non-GAAP financial measure that we use as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and underlying business performance, by excluding items that are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future. Adjusted operating income should not be considered in isolation or viewed as a substitute for our net income from continuing operations calculated in accordance with GAAP. Other companies may calculate adjusted operating income differently.

Net income from continuing operations for the three and nine months ended September 30, 2020 and 2019 reconciles to adjusted operating income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2020	2019	2020	2019
Net income from continuing operations	$1,498	$8,361	$25,592	$30,752
Income tax expense	412	2,015	7,151	8,253
Income from continuing operations before taxes	1,910	10,376	32,743	39,005
Other expense	1,394	7,162	4,521	14,332
Realized investment gains, net	(1,398)	(245)	(3,521)	(495)
Adjusted operating income before taxes	1,906	17,293	33,743	52,842
Less: income tax expense on adjusted operating income	411	3,468	7,369	11,159
Adjusted operating income	$1,495	$13,825	$26,374	$41,683

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in March 2020, the pandemic related to the novel coronavirus COVID-19 began to impact the global economy. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 could include, without limitation, the following:

●	Revenues. The impact of COVID-19 on general economic activity has negatively impacted our premium volumes in the second and third quarters of 2020, and may continue to negatively impact our premium volumes to a degree that will vary based on the extent and duration of any economic contraction or related behavioral changes.
●	Adverse Legislative and/or Regulatory Action. Federal, state and local government actions to address the impact of COVID-19 may continue to adversely affect us. We may become subject to legislative and/or regulatory action that retroactively mandates coverage for losses that our insurance policies were not intended or priced to cover, including business interruption claims, despite terms included in our policies to preclude coverage or that creates presumptions of compensability not otherwise present (including for example in workers’ compensation exposures). Regulatory requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies, collect premiums, or requiring us to refund premiums in a manner not otherwise required.
●	Claims and Claim Adjustment Expenses. We may incur higher claims and claim adjustment expenses in certain lines of business due to increases in claims frequency and/or severity. Short-term and long-term impacts of COVID-19 could impact our various product lines in ways we cannot adequately predict.
●	Losses and Loss Reserves. Anticipated and unknown risks related to COVID-19 may cause uncertainty in the process of estimating losses and loss reserves. As a result, our estimated loss reserves may change. Higher inflation than anticipated could lead to an increase in our loss costs and a need to strengthen loss reserves. Such impacts could be more pronounced for those lines of business requiring a relatively longer period of time to finalize and settle claims.

●	Investments. The value of corporate, municipal and structured securities (including mortgage-backed securities) in our investment portfolio may be adversely impacted by ratings downgrades, government deficits, increased bankruptcies, credit spread widening, and real estate market disruption/devaluation, or could be subject to impairment as a result of issuer creditworthiness deterioration, default, and/or interest rate increases. Further disruption in global financial markets due to the continuing pandemic could result in net realized investment losses.
●	Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of management, a significant percentage of our workforce, or the workforce of certain third parties (including our agents, brokers or service providers) are unable to continue to work because of illness, government directives or otherwise. The interruption of system capabilities for our agents, brokers or service providers could result in deterioration of our ability to perform necessary business functions, and the shift to remote work arrangements by us, our business partners, and our service providers could heighten the risk of cybersecurity or data security incidents.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None.

Item 6: Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of ProSight Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
3.2	Amended and Restated Bylaws of ProSight Global, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K/A filed March 10, 2020).
4.2	Registration Rights Agreement between ProSight Global, Inc. and the Holders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
10.1	Transition Agreement, dated September 2, 2020, between the Company and Frank Papalia.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProSight Global, Inc.

Dated: November 10, 2020	By:	/s/ Lawrence Hannon
Lawrence Hannon
President and Chief Executive Officer

Dated: November 10, 2020	By:	/s/ Anthony S. Piszel
Anthony S. Piszel
Chief Financial Officer