Form 10-K
period 2020-12-31
ProSight Global, Inc.
filed 2021-02-23
CIK 1634038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $85,065,052 based on the closing sale price of the registrant’s common shares on the New York Stock Exchange.

There were 43,657,099 shares of Common Stock ($0.01 par value) outstanding as of February 19, 2021.

ProSight Global, Inc.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes certain forward-looking statements that are subject to risks, uncertainties and other factors, including in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “should,” “seek,” and other words and terms of similar meaning. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

●	our strategies to continue our growth trajectory, expand our distribution network and maintain underwriting profitability;
●	the impact of coronavirus disease 2019 (“COVID-19”) and related economic conditions and governmental actions, including the Company's assessment of the vulnerability of certain categories of investments to the economic disruptions associated with COVID-19;
●	future growth in existing niches or by entering into new niches;
●	our loss expectations and expectation to decrease our loss ratio;
●	our expectations with respect to the ultimate financial obligations to the buyers of our United Kingdom (“U.K.”) operations: and
●	statements we make relating to the proposed merger.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include:

●	risks relating to our ability to obtain regulatory approvals of the proposed merger, including the timing, terms and conditions of any such approvals, which could affect our ability to complete the proposed merger;
●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination of the Merger Agreement under circumstances that could require us to pay a termination fee;
●	the risk that the parties to the proposed merger may not be able to satisfy the conditions of the proposed merger in a timely manner or at all;
●	risks related to disruption of management time from ongoing business operations due to the proposed merger;
●	risk that the proposed merger could have an adverse effect on our ability to retain and hire key personnel and maintain relationships with our customers, agents or business counterparties, and on our operating results and businesses generally;

●	the outcome of any potential legal proceedings that may be instituted against us;
●	the performance of and our relationship with third-party agents and vendors we rely upon to distribute certain business on our behalf;
●	the adequacy of our loss reserves, including as a result of changes in the legal, regulatory, and economic environments in which the Company operates or the impacts of COVID-19;
●	the direct and indirect impacts of COVID-19 and related risks such as governmental responses and economic contraction, including on the Company’s investments and business operations, its distribution or other key partners and its customers;
●	the effects of uncertain emerging claim and coverage issues on the Company’s business, and court decisions or legislative or regulatory changes that take place after the Company issues its policies, including those taken in response to COVID-19 (such as effectively expanding workers’ compensation coverage by instituting presumptions of compensability of claims for certain types of workers or requiring insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage);
●	the effectiveness of our risk management policies and procedures;
●	potential technology breaches or failure of our or our business partners’ systems;
●	adverse changes in the economy which could lower the demand for our insurance products;
●	our ability to effectively start up or integrate new product opportunities;
●	cyclical changes in the insurance industry;
●	the effects of natural and man-made catastrophic events;
●	our ability to adequately assess risks and estimate losses;
●	the availability and affordability of reinsurance;
●	changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions;
●	changes in the business, financial condition or results of operations of the entities in which we invest;
●	increased costs as a result of operating as a public company, and time our management will be required to devote to new compliance initiatives;
●	our ability to protect intellectual property rights;
●	the impact of government regulation, including the impact of restrictions on our business activities under the Bank Holding Company Act;
●	our status as an emerging growth company;
●	the absence of a previous public market for shares of our common stock; and

●	potential conflicts of interests with our principal stockholders.

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

PART I

Item 1. Business

Overview

We are an entrepreneurial specialty insurance company that since our founding in 2009 have built products, services and solutions with the goal of significantly improving the experience and value proposition for our customers. Our main office is located in Morristown, New Jersey and our common stock is publicly traded on the New York Stock Exchange under the symbol “PROS”.

We are led by a highly experienced and entrepreneurial team with decades of insurance leadership experience at the Company and other leading insurers. We write property and casualty (“P&C”) insurance with a focus on underwriting specialty risks by partnering with a select number of distributors, often on an exclusive basis. We have a diverse business mix covering specialty niches within the eight customer segments in which we operate. We market and distribute our insurance product offerings in all 50 states within the United States of America, Washington D.C, Puerto Rico and the Virgin Islands on both an admitted and non-admitted basis. We are focused on delivering consistent underwriting profitability with low volatility of underwriting results.

Merger Agreement

On January 15, 2021, we announced that we had entered into an agreement and plan of merger (the “Merger Agreement”) with Pedal Parent Inc., a Delaware corporation (“Parent”), owned by affiliates of TowerBrook Capital Partners L.P. and Further Global Capital Management, and Pedal Merger Sub, Inc., pursuant to which, subject to the terms and conditions of the Merger Agreement, Pedal Merger Sub, Inc. would merge with and into the Company (the “proposed merger”), with the Company surviving as a wholly owned subsidiary of Parent.

Pursuant to the Merger Agreement, each ProSight common share held by our stockholders will be converted into the right to receive $12.85 in cash. In connection with the proposed merger, the Company has also entered into a loss portfolio binder with Cavello Bay Reinsurance Limited (“Cavello Bay”) in connection with an adverse development cover and loss portfolio transfer transaction (a “legacy transfer transaction”) to be implemented immediately after the effective time of the proposed merger. In the event that this loss portfolio binder is terminated under certain circumstances including those related to the termination of the Merger Agreement, the Company may be required to pay Cavello Bay approximately $3 million plus certain costs.

The proposed merger is anticipated to close in the third quarter of 2021, subject to satisfaction or waiver of the closing conditions, including approval by regulatory authorities including those related to the legacy transfer transaction.

The stockholder approval required to consummate the proposed merger has been obtained, and no further action by our stockholders in connection with the proposed merger is required.

Our History

We were founded in 2009 by members of the current management team and secured capital commitments from affiliates of each of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and TPG Global, LLC. We established our insurance operating platform and acquired our insurance subsidiaries through the acquisition of New York Marine in 2010. We write insurance out of three subsidiaries: New York Marine, Gotham and Southwest Marine. New York Marine is admitted in 50 states, Washington D.C., Puerto Rico and the Virgin Islands. Southwest Marine is licensed in 49 states and Washington D.C. and is eligible to write on a non-admitted basis in New York. Gotham is admitted in New York and is eligible to write on a non-admitted basis in 49 states and Puerto Rico.

The insurance subsidiaries participate in a risk sharing pool managed by ProSight Specialty Management Company. This structure allows us to leverage the efficiencies of having a single vehicle managing operations and providing back-office services across our business. All premiums, losses and expenses written by our insurance subsidiaries are pooled and then are allocated to these three insurance subsidiaries in accordance with their respective pool participation percentages. The pool participation percentages are 80% for New York Marine, 15% for Gotham and 5% for Southwest Marine.

In 2011, we formed a Bermuda holding company structure and acquired several entities in the United Kingdom (“U.K.”) in order to build Lloyd’s Syndicate 1110 (“Syndicate”). By 2016, however, we concluded that our business model’s emphasis on niche expertise and exclusive distribution, as well as our high profit expectations, made for an inappropriate fit with the Lloyd’s marketplace on a cost-effective basis. In 2017, we placed the Syndicate into run-off, and then entered into a two-phase sale transaction to exit our U.K. operations, which closed in October 2017 and March 2018. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations on this Annual Report on Form 10-K (“Annual Report”).

Prior to July 25, 2019, the Company was a wholly-owned subsidiary of ProSight Global Holdings Limited (“PGHL”), a Bermuda holding company.  Effective July 25, 2019, prior to the completion of the Company’s initial public offering (“IPO”), PGHL merged with and into the Company, with the Company surviving the merger (the “IPO merger”). The prior holders of PGHL’s equity interests (other than holders of PGHL profit interests known as “P Shares”) received in the aggregate, as merger consideration, the right to receive 6.46 shares of the Company’s common stock for each such outstanding PGHL equity interest. The total merger consideration was 38,851,369 shares of the Company’s common stock, which then comprised 100% of the shares of the Company’s outstanding common stock. All P Shares then outstanding were forfeited in connection with the IPO.

As a result of the IPO merger, the assets and liabilities of the Company include, effective July 25, 2019, the assets and liabilities of PGHL. In addition, on July 24, 2019, in connection with the IPO merger, the Company’s duly adopted amended and restated certificate of incorporation (the “Certificate of Incorporation”) became effective, providing for, among other things, the authorization of 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. All share and per share amounts in the audited consolidated financial statements and related notes have been restated for all historical periods presented to give effect to the IPO merger and related conversion of shares, including reclassifying an amount equal to the change in value of common stock to additional paid-in capital, as well as the effectiveness of the Certificate of Incorporation.

Prior to the IPO merger, PGHL’s subsidiaries ProSight Specialty International Holdings Limited and ProSight Specialty European Holdings Limited (“PSEH”) were merged with and into the Company, effective February 5, 2019.  Additionally, effective February 5, 2019, ProSight Specialty Bermuda Limited (“PSBL”) became a wholly-owned subsidiary of the Company. Prior to February 5, 2019, PSBL was a wholly-owned subsidiary of PSEH.

Our Customer Segments and Niches

We define ourselves by the customer segments and niches we serve. We deliver our value and risk solutions through coverages, services we provide and third-party solutions that are attractive to our customers. We utilize our expertise in underwriting and claims to opportunistically pursue profit opportunities.

We write insurance coverage in eight customer segments across a broad range of specialty lines of business: Media and Entertainment, Real Estate, Professional Services, Transportation, Construction, Consumer Services, Marine and Energy, and Sports. Within each customer segment, we have multiple niches which represent similar groups of customers. We believe having deep expertise in these niches across our organization is critical and therefore, we have aligned various functional areas at the niche level, including within underwriting, operations and claims. We focus on small- and medium-sized customers, a market segment which we believe has been, and will continue to be, less affected by intense competitive dynamics of the broader P&C insurance industry. On January 28, 2020, the Company announced that it will expand its insurance solutions portfolio into the captive insurance market.

From time to time, we enter and/or exit niches and reallocate existing niches to new or different customer segments in order to align them more efficiently, for reasons that may include the evolution of business or customers in that niche, the establishment or discontinuance of related niches, changes in responsibilities of our management team handling the segments, among others.  All historical customer segment information is presented in accordance with the current composition of our customer segments and such reallocation of premium amounts, and as a result some customer segment information may differ from amounts previously reported.

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

Our expertise in this customer segment comes from understanding the specific risks and requirements our media customers face, such as the unique equipment they employ. This expertise has enabled us to develop innovative solutions for our Media and Entertainment customers, which helps our customers manage risk. Our niches in the Media and Entertainment customer segment currently are:

●	Film. Providing specialized inland marine, general liability, workers’ compensation, umbrella and excess, auto, property, and crime coverage for feature films, documentaries, commercials, music videos, episodic television shows and student films, ranging from small independent productions to Hollywood blockbusters, wherever they may shoot.
●	Live Entertainment. Providing workers’ compensation, general liability, umbrella and excess, auto, inland marine, property, and crime coverage for a wide range of live events, concerts, festivals and theatre, including the associated staging, rental and service technicians.

Gross written premium (“GWP”) for our Media and Entertainment customer segment was $88.8 million and $124.9 million for the years ended December 31, 2020 and 2019, respectively.

Real Estate

Our Real Estate customer segment is designed to support the ownership and/or management of buildings, multifamily residential properties or mixed-use urban buildings. We write property, general liability, umbrella and excess and course-of-construction policies for our Real Estate customers and differentiate ourselves through offerings such as Building and Tenant Protection Plus. We address our insureds’ unique needs through various specialized offerings, including flexible policy periods, project specific policies and all line solutions covering special considerations.

We believe that our Real Estate customer segment generates value for our customers because our industry expertise and flexible platform enable us to confidently underwrite risks that many of our competitors seemingly avoid due to the uniqueness of the risks involved. We currently tackle complex risks in the following Real Estate niches:

●	Metrobuilders. Providing general liability coverage to general contractors who build exclusively in the five boroughs of New York City.
●	Property Managers and Owners. Providing general liability, property, and umbrella coverage to property managers of mixed-use buildings in and around the five boroughs of New York City.

During 2020, the Company also tackled complex risks in the following Real Estate niches which have subsequently been exited:

●	Builders Risk. Providing inland marine coverage for buildings while under construction.
●	Hotels. Providing general liability, property, and umbrella coverage to the owners and operators of franchise hotels focused on business travelers.
●	Manufactured Housing. Providing general liability, property, auto, inland marine, and crime coverage to manufactured housing communities (not including campgrounds or temporary trailer parks).
●	Residential. Providing property, general liability, property, auto, inland marine, and crime coverage to manufactured housing communities (not including campgrounds or temporary trailer parks).
●	Self Storage. Providing general liability, property, umbrella, and crime and fidelity coverages for franchise self-storage facilities.

GWP for our Real Estate customer segment including the exited niches, was $159.2 million and $167.6 million for the years ended December 31, 2020 and 2019, respectively.

Professional Services

We offer professional liability and commercial insurance products to customers that sell professional advice or services, generally requiring a specialized license. Products offered include professional liability, umbrella, surety and excess, package lines and specialized banking covers. Our specialized approach to addressing this customer segment includes solutions to address risks facing Professional Services customers through the application of background checks, data protection, data compromise and risk management services. Niches in the Professional Services customer segment where we put our industry expertise to work currently include:

●	Accountants. Providing professional liability coverage to small and medium-sized accounting firms.
●	Credit Unions. Providing crime, professional liability, property, general liability, workers’ compensation, auto, umbrella, and inland marine coverages to small and mid-sized credit unions.

●	Customs Brokers. Providing marine, commercial package and continuous U.S. Customs and Border Protection bonds for importers and property broker bonds for freight forwarders.
●	Lawyers. Providing professional liability coverage to law firms across the United States ranging from local and regional firms to firms with national and international practices, many of which are listed in the AmLaw 200, a listing of the largest 200 law firms in the United States by gross revenue.
●	Pest Control. Providing general liability, property, inland marine, and crime coverage to customers in the pest control industry.

GWP for our Professional Services customer segment was $130.9 million and $119.3 million for the years ended December 31, 2020 and 2019, respectively.

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

In addition to our tailored coverage, our Transportation products are differentiated by technology and other services, such as application of proprietary risk management technology, data protection services, background checks and drug testing programs. Our niches in the Transportation customer segment where we apply our differentiated solutions and expertise currently include:

●	Captive Programs. Providing general liability, professional liability, workers’ compensation and commercial auto coverage to single-parent, group and agency captives.
●	Charter Bus. Providing auto, excess or umbrella, and general liability coverage to customers in the charter bus business, sightseeing and tour operations or hotel and employee haul operations.
●	Intermodal Transportation. Providing auto and general liability to customers with ten or more units in the business of local and line haul freight delivery (within a 100-mile radius) of non-hazardous commodities to regular destinations.
●	School Bus. Providing auto, umbrella, general liability, excess liability, property, inland marine, and crime coverage to school bus operators.
●	Taxis. Providing auto liability and excess liability coverage to customers ranging from single operators to large sophisticated fleets.

GWP for our Transportation customer segment was $64.6 million and $112.2 million for the years ended December 31, 2020 and 2019, respectively.

Construction

Our Construction customer segment focuses primarily on customers in several key areas of the construction trade. We offer property, general liability, workers’ compensation, commercial auto and excess coverage to our Construction customers as well as a variety of proprietary covers, such as OOPS® Coverage.

Our Construction customer segment makes use of our flexible platform given the variety of risks presented by the numerous members of the construction trade which require specialized coverage. Our niches in the Construction customer segment, where we have identified and created solutions for previously underserved customers, currently include:

●	Construction Managers. Providing professional liability, excess liability and general liability coverage to construction managers, who are largely responsible for the planning and coordination of large-scale projects but generally do not assume the risk of a general contractor.
●	Cranes. Providing general liability, workers’ compensation, excess, inland marine and auto coverage to crane rental companies.
●	Luxury Home Builders and Remodelers. Providing general liability and excess liability coverage to general contractors who focus on building high value homes.
●	Longshore and Marine Contractors. Providing workers’ compensation, United States Longshore and Harbor Workers Compensation Act coverage, marine liability package, marine umbrella (bumbershoot coverage), protection and indemnity, auto, inland marine, and property coverage to general contractors who serve the maritime industry.
●	Scaffolding. Providing an all lines solution including general liability, workers’ compensation, excess, inland marine and auto coverage to scaffolding rental companies.
●	Specialty Trade Contractors. Providing general liability and excess coverage to large trade contractors who specialize in a single construction trade but who, as general contractors, still sub-contract the vast majority of the project.

GWP for our Construction customer segment was $110.0 million and $117.9 million for the years ended December 31, 2020 and 2019, respectively.

Consumer Services

Our Consumer Services customer segment works with a number of consumer-centric organizations, including many not-for-profit organizations. We provide our Consumer Services customers with workers’ compensation, package, umbrella and excess and commercial auto coverage.

Our Consumer Services customer segment primarily focuses on identifying and crafting policies and solutions for the nuanced risks generated from the manner in which these customers’ employees or volunteers engage with their customers or clients. We offer differentiated solutions to our Consumer Services customers through our diversity of offerings and products and services, specific to each niche. Our niches in the Consumer Services customer segment currently included:

●	Auto Dealers. Providing property, umbrella, crime, auto and general liability coverage to franchised auto dealers and truck dealers with new car sales.
●	Franchise Equipment Dealers. Providing auto, workers’ compensation, property, umbrella, inland marine, general liability, and crime coverage to dealers that engage in the sale or long-term leasing of construction equipment.
●	Parking Facilities. Providing general liability, auto, property, inland marine, umbrella, workers’ compensation, garage keepers’ legal liability, and professional liability coverages to owners of parking garages, valet companies, park and rides, airport parking, and parking lots.

●	Snow & Ice Removal. Offering general liability, employee benefits liability, and stop gap liability coverages for snow and ice management contractors who service private premises such as office complexes, schools, residential driveways, and convenience stores.

During 2020, our Consumer Services customer segment also included the following niches which have subsequently been exited:

●	Animal Welfare. Providing general liability, auto, property, inland marine, umbrella, crime and fidelity, professional liability, and directors and officers liability coverages to animal rescue shelters, that primarily foster cats and dogs.
●	Professional Employer Organizations. Providing workers’ compensation coverage to providers of human resources solutions to small and medium sized employers that lack the infrastructure to provide human resources services internally.
●	Social Services. Providing workers’ compensation to nonprofit organizations that serve their communities.

GWP for our Consumer Services customer segment including the exited niches, was $123.0 million and $133.7 million for the years ended December 31, 2020 and 2019, respectively.

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

We view the Marine and Energy customer segment as being well-suited to our emphasis on using industry expertise and highly tailored coverages to create value for our customers. For example, we recognize that solar contractors often face risk of professional liability arising out of their design of solar energy production systems and we view this distinct risk profile as an opportunity to craft customized coverages for such customers. Our niches in the Marine and Energy customer segment where we generate bespoke solutions currently include:

●	Ocean Marine. Providing marine umbrella (bumbershoot) and excess, property, protection and indemnity, pollution liability, marine cargo, vessel hull and machinery, marine liability, inland marine, maritime employers liability, workers’ compensation, and charterer’s liability coverage to customers with over the water or maritime exposures.
●	Petroleum Services. Providing auto, umbrella, general liability, inland marine, workers’ compensation, property, and crime coverage to exploration, production and contracting companies in the upstream energy sector.
●	Propane & Fuel Dealers. Providing auto, general liability, workers’ compensation, excess liability, property, inland marine, and crime coverage to wholesale distributors of propane and fuel oil and retail distributors of propane and fuel oil to homes, farms and commercial establishments.
●	Solar Contractors. Providing workers’ compensation, general liability, auto, professional liability, umbrella, property, inland marine, and crime coverage to solar energy contractors.

GWP for our Marine and Energy customer segment was $110.2 million and $94.7 million for the years ended December 31, 2020 and 2019, respectively.

Sports

We use our deep industry expertise to offer a wide range of flexible coverages that meet the complex and evolving needs of our Sports customer segment. The world of sports presents unique and challenging risks, whether for racetracks and motor sports facilities, driving and race schools, associations, car clubs, race teams, motocross and motor sports events. Differentiators and added value services include e-waivers, a more efficient process to collect, store and manage waivers, as well as payment programs that allow racetracks and motorsport facilities to take rain-out credits in advance. Our Sports customer segment is currently comprised of our Motor Sports niche, were we provide general liability, property, workers’ compensation, umbrella and excess, auto, inland marine, and crime coverage for motor sporting events.

During 2020, our Sports customer segment also included the following niches which were subsequently exited:

●	Aquatic Recreation. Providing general, watercraft and marine liability, as well as crew and hull coverage to rental and watersports companies involved in parasail, jet ski, and water ski/wakeboard instruction, among others.

●	Country Clubs. Providing property, general liability, umbrella, auto, workers’ compensation, crime, and inland marine coverage to private golf and country clubs, public golf courses, golf management companies, associations, as well as tennis, swimming and other recreational clubs.

●	Sports. Providing workers’ compensation, general liability, umbrella and excess, auto, inland marine, property, and crime coverage for a wide range of sporting events, venues and athletes and athletic participants.

GWP for our Sports customer segment including the exited niches was $23.3 million and $30.1 million for the years ended December 31, 2020 and 2019, respectively.

Other

Other includes all GWP from exited niches, developing customer segments that remain immaterial and participation in pools and associations. Other GWP primarily consists of the following components:

●	Primary and excess workers’ compensation coverage for self-insured groups sourced through Midlands, a managing general underwriter (“MGU”) that was acquired by a third-party insurance carrier in January 2019. Because we acquired this business in connection with our founding and did not develop it organically, the business sourced through Midlands lacked the differentiation that we would develop as part of any new niche we have entered since our founding. Due to these factors, coupled with certain unfavorable general market conditions for excess workers’ compensation, we decided to exit this niche in the first quarter of 2019. As a result, we have not received any future premiums from this business after the first quarter of 2019 beyond premium adjustments from existing policies. For the year ended December 31, 2020, there was no GWP written through Midlands.
●	Niches which we have terminated in 2018 and prior, the majority were focused on commercial auto such as Long Haul Trucking, Towing, Chauffeured Transportation, Settlement Carriers and Pizza Delivery.
●	Participation in industry pools and associations, the largest of which is the National Council on Compensation Insurance.

GWP related to “Other” was $7.1 million and $67.6 million for the years ended December 31, 2020 and 2019, respectively.

Our Competitive Strengths

We believe that the following competitive strengths have supported our success to date and provide a foundation for future growth:

●	Focus on profitable niches of the market where we have industry leading expertise and can deliver value to our customers. We have been selective in developing our niches within customer segments for which we have in-house expertise and will continue to focus on providing differentiated products, services and solutions that truly serve customer needs and offer attractive and profitable growth opportunities. We have a strong focus on fragmented and underserved markets which we believe have an attractive risk-adjusted return profile. We choose to avoid markets that are susceptible to commoditization by incumbent industry participants. We have specific and unique expertise such as underwriting knowledge and data, loss mitigation techniques, customer access, and claims handling for each niche that we believe are difficult to replicate. We believe that this expertise enables us to accurately price risk, deliver profitable underwriting results, and retain this profitable business. We have aligned our organization accordingly such that our underwriting, operational and claims personnel are dedicated to specific niches within a given customer segment, which differentiates us and we believe is an important component of our financial performance. Our niche focus provides several important benefits to our underwriting results:
●	Homogeneous insureds. We believe that the inherent homogenous nature of insureds within a relatively narrow and descriptive niche means that collectively the actuarial result will be more credible and more susceptible to analysis, should results suggest that improvements or changes are required.
●	Expertise in execution. Unlike many of our competitors, our communication is delivered directly to the underwriter or MGU who deals exclusively with the applicable customer rather than through layers of generic management and geographic leadership teams to underwriters that only occasionally touch such a niche.
●	Predetermined aggregations and exposure profiles at the niche level. When we launch a new niche, significant diligence and research is performed. This allows us to impose aggregation limits, price targets for catastrophic loss loads and/or buy appropriate reinsurance before the first account is written in the niche, which we believe results in a more predictable and profitable growth pattern for our niches.
●	Creation of products, services and solutions that deliver a high value proposition to our customers. We believe we will continue to succeed by proactively developing what we refer to as “differentiators,” which can be in the form of products, services, or solutions that are tailored to our customers. We often partner with our customers and distributors when developing differentiators and leverage their particular knowledge of their own needs and the needs of their customers, respectively. Unlike typical insurance companies, we co-own the intellectual property associated with the differentiators developed with our distributors during the term of our contractual relationships, allowing for a better alignment of incentives. We have dozens of differentiators across our niches, with many differentiators applicable to multiple niches. An example of our differentiators include a customer solution called SafetyNow®, which provides an online loss control training and educational portal that helps give customers a competitive edge. This solution is available to customers across multiple niches. We believe our customers place meaningful value on the collective offering of differentiators we provide, which distinguishes us in the market. In addition, we aim for and achieve an exceptional customer service experience, as supported by over fourteen thousand survey responses since June 2017 with 92% rating the experience as “awesome” and 99% as “awesome” or “good”.
●	Sophisticated underwriting tools that deliver prompt underwriting responses and profitable results. We have developed a multi-faceted pricing strategy that is tightly integrated into niche development, from inception to maturity. Pricing begins when a new niche is identified and submitted for internal review and approval by underwriting and actuarial management, which we believe produces a filtering mechanism that helps us pursue only the opportunities best aligned with our strategy. For those niches that make it through the submission process, targets and metrics are established immediately to monitor the early development of the niche. We believe such monitoring allows for early detection of anomalies which can then quickly be remedied by the underwriting team. We employ our ProSight Climber GPS application to conduct such monitoring and review of our underwriting and reserving decisions on a real-time basis. Each niche undergoes a detailed annual pricing analysis that is utilized in the niche review process. These reviews incorporate a wide range of inputs such as trend, development, price change, underwriting changes, and claims results. We are highly selective in choosing which new opportunities to pursue; we estimate that we decline approximately 95% of the opportunities we evaluate. We believe that this comprehensive and collaborative approach results in profitable growth for us.
●	Long-standing and selective relationships with our distribution partners. We have designed an innovative distribution model with a highly targeted customer focus by engaging a limited number of distribution partners. For each niche, we partner with either a single or a select group of specialist distributors who have a deep understanding of our customers and their risk profiles. Each of our distribution partners undergoes a rigorous due diligence process before they are selected. In many of our niches, our agency and brokerage relationships are structured so that we work with a particular distribution partner on an exclusive basis. More than 70% of our 2020 GWP was produced on such an exclusive basis. Our goal is to structure distribution relationships so that we are aligned with the distributor towards achieving scale and underwriting profit in our customer segments, and they are compensated accordingly. By offering exclusivity and an aligned compensation structure, we incentivize our distributors to deliver value to our customers and offer them an advantage over generalist agents.
●	Highly entrepreneurial culture and management team with a track record of success. We have a seasoned and entrepreneurial management team with decades of experience. Each member of our executive management team has served in a senior leadership role at a major insurance company prior to joining the Company, and our founders all have extensive careers in underwriting. Our current leadership team has founded and built the Company from the ground up and has strong alignment of interest with stockholders.

We are led by our Chief Executive Officer (“CEO”), Lawrence Hannon, a founding member of the Company. Mr. Hannon has more than 30 years of underwriting and operational experience in the insurance industry. Prior to becoming CEO in May 2019, Mr. Hannon served as Chief Operating Officer. Prior to joining the Company, Mr. Hannon was the Chief Sales & Marketing Officer at Fireman’s Fund Insurance Company and previously spent fourteen years at Chubb Limited in various leadership and underwriting positions.

Our Chief Underwriting and Risk Officer (“CURO”), Robert Bailey, is a founding member of the Company and responsible for underwriting, risk management and reinsurance. Mr. Bailey has more than 31 years of underwriting experience in the insurance industry. Prior to joining the Company, Mr. Bailey was the Chief Underwriting Officer of Commercial Lines at Fireman’s Fund Insurance Company and previously spent seven years at Cigna in various leadership and underwriting positions.

Our Chief Financial Officer (“CFO”), Anthony S. Piszel, joined the Company in 2012. Mr. Piszel has more than 40 years of experience in the financial services industry including as CFO of public companies. He previously was CFO at CoreLogic, First American Corporation, Freddie Mac, and Health Net, Controller of Prudential Financial and Audit Partner at Deloitte & Touche. Mr. Piszel also served as a practice fellow at the Financial Accounting Standards Board.

Our Chief Legal Officer (“CLO”), Frank D. Papalia, joined the Company in 2011. Mr. Papalia has over 34 years of legal and business experience in the insurance industry and, prior to joining the Company, served as General Counsel and Member of the Management Board of PARIS RE Holdings, a publicly traded reinsurance group. Mr. Papalia was also General Counsel of AXA RE from 2003 to 2006 and Vice President and Counsel with AXA Financial. In September 2020, Mr. Papalia informed the Company of his intent to retire from his role as CLO effective December 31, 2020. As a new CLO or General Counsel was not in place by December 31, 2020, in accordance with Mr. Papalia’s Transition Agreement, he will remain in his role as CLO until the date the new CLO or General Counsel assumes such duties.

We have instilled this entrepreneurial mentality throughout all levels of our Company. Our employees are encouraged to be proactive, to service our customers and distributors and ensure the success of our Company. We believe our people are our greatest strength, and we work consistently to foster a culture emphasizing customer focus, professional growth, accountability, and performance. This mentality is built into the mechanisms of our employee assessment and compensation. For example, to assess performance, we developed our proprietary “Climber Portal”, a cloud-based, branded internet suite that includes a ten-factor competency-based review system in which employees and their managers assess performance based on skills-strength and actual contributions. In this manner, performance is documented throughout the year in an ongoing interactive dialogue.

●	Deep investment in and innovative approach to technology. Technology is a core competency of the Company and at the heart of how we deliver our high value customer proposition. We have an exclusively configured, scalable, and digitally-enabled technology platform built for growth, data integrity, and efficiency, which allows us to deploy the necessary technologies to respond quickly to business opportunities. We have invested in the development of a modern core insurance system for policy administration and billing that forms the foundation of our customer facing digital technologies. As a result, we can rapidly develop flexible, customer facing solutions. We have demonstrated our ability to develop and deploy digital products for our agents and customers that are delivered via the web over desktop and mobile devices. We consider our ability to meet ever increasing customer demands for anytime, anywhere access as a competitive strength compared to traditional and emerging carriers.

The key features of our technology, which support our business model are: (i) We are not burdened by multiple legacy systems and are therefore able to quickly respond to changing industry dynamics and focus our information technology (“IT”) investments on innovation; (ii) Our core customer-facing policy administration and billing systems, “ProSight Premiere”, have been architected and developed by us, and are internally maintained, to meet the needs of our growing insurance business; (iii) Through our exclusive enterprise data warehouse and financial reporting system “ProSight Climber GPS”, we have the ability to access and mine data to manage our business and help inform our underwriting and reserving decisions on a real-time basis; (iv) Our application programming interface (“API”)-enabled core systems and strong mobile development capabilities allow our customers and agents to interact with us in an easy and efficient manner. Our interactive platform, “ProSight Online”, is available to all of our customers and allows them to view policy, billing, claims and loss information, all from a mobile device; and (v) Our unified cloud infrastructure enables us to operate our platform efficiently, deploy new services rapidly, and scale for the future.

●	Scalable platform built for continued growth. We have built our systems, processes and technology platform to be easily scalable with limited incremental marginal cost, as we see multiple opportunities to grow our business at a rate that is well in excess of the broader P&C insurance industry. Our licensing, infrastructure and applications have been designed to support a significantly larger book of business, and also have the ability to manage a high volume of small business customers through our proprietary direct to consumer technology platform. We currently have a competitive expense ratio that we expect to decrease over time as we expand our premium base and diversify our distribution channels that are available to cover the largely fixed costs of maintaining this infrastructure. Our absence of legacy infrastructure and systems means we can direct our spending towards expanding our technology leadership rather than maintenance and upkeep of outdated technology.

Our Strategy

Our objective is to leverage our competitive strengths to achieve profitable and sustainable growth. We have built a large, diversified and seasoned in-force book of business. Our strategy is built on the following principles:

●	Utilize our specialized products, services and solutions to continue our growth trajectory in markets where we exhibit expertise. We have been selective in developing our target niches and will continue to focus on providing differentiators within niches that we believe offer attractive and profitable growth opportunities. We expect future growth to come from three primary areas: (i) We have robust growth opportunities in existing niches where we seek to deepen our presence. We have historically experienced profitable growth in these lines; (ii) We expect to selectively enter new niches within our existing customer segments, particularly those where we have developed expertise and a new adjacent niche provides a unique opportunity; and (iii) We expect to remain nimble during changing market conditions and enter new customer segments as we identify a sector of the marketplace that presents an attractive opportunity. Generally, we believe that our differentiation and the value propositions we generate for our customers through our niche-by-niche growth strategy creates a profit opportunity for us.
●	Expand multi-pronged distribution network to best serve our customers in the most efficient and effective manner. We have the ability to deliver our products through three channels: (i) third party partnerships via retail agents or MGUs with whom we customarily have long-standing relationships; (ii) our owned brokerage arm, ProSight Specialty Insurance Brokerage (“PSIB”); and (iii) our proprietary direct to consumer technology platform. We do not experience any channel conflicts as each one of our specialized niches is only distributed through one channel. When developing a niche, we choose the channel that is most suited to reach the target customer.
●	Maintain strong underwriting discipline and profitability. We seek to maintain underwriting profitability while pursuing sustainable growth through a robust risk selection process. Our underwriting teams are led by experts in the niches we serve and we target niche markets that are homogeneous blocks of actuarially credible businesses that have performed at favorable loss ratios. We will continue to focus exclusively on business with an attractive risk-adjusted return profile and will not participate in markets that are commoditized and where we cannot add incremental value. All of the underwriting authority and guidelines, for every niche and customer segment, are determined and approved by our CURO. The majority of our GWP from customer segments are executed by the Company’s underwriters who are experts in their specific niche, while the remainder is handled by our MGUs, subject to the authority that the CURO has delegated to them. All of our underwriting authority delegated to MGUs is subject to stringent guidelines and regular audits. Our strong focus on underwriting expertise has led to favorable financial results. For the year ended December 31, 2020, we generated net income from continuing operations of $27.8 million and adjusted operating income from continuing operations of $40.3 million which resulted in an adjusted operating return on equity from continuing operations for the same period of 6.9%. For the year ended December 31, 2019, we generated net income from continuing operations of $45.5 million and adjusted operating income from continuing operations of $57.6 million which resulted in an adjusted operating return on equity from continuing operations for the same period of 12.4%. Our portfolio has delivered a net loss ratio of 63.8% since the Company’s inception.
●	Leverage our technology platform to drive operational efficiencies and digital capabilities. We have built an IT platform that encompasses a streamlined core system suite, customized digital solutions, and scalable and resilient cloud infrastructure. We have made significant investments to build out robust data capture capabilities that allow for a dynamic rate and loss management process as datasets evolve. Additionally, our flexible platform is able to seamlessly underwrite and onboard new business as we continue to expand. We believe we are well positioned to grow in an evolving shared economy with our exclusive technology infrastructure. Our expense ratio can decrease as we expand our business, as our platform provides us with a high degree of operational leverage. We plan to maintain and expand our technology leadership by developing new tools and applications for our distribution partners and customers.
●	Maintain our strong balance sheet. We believe a conservative balance sheet is foundational to our ability to deliver superior financial performance and returns. We have continuously maintained a rigorous reserving approach and monitor loss emergence and developments on a monthly basis in addition to our detailed quarterly reviews and daily monitoring by executive management. We protect our capital by utilizing high-quality reinsurers, setting retentions appropriate to the extent and nature of exposures we wish to retain, maintaining a strong enterprise risk management framework, closely monitoring regulatory and market developments, and adapting our approach to achieve our underwriting and risk management goals. We also follow a conservative investment portfolio management philosophy consistent with our objective to achieve consistent and predictable profitability through a careful analysis of risk and return. We believe that our investment portfolio provides sufficient liquidity to pay for the liabilities relating to the risks we underwrite while achieving attractive returns on investment. We have a high-quality, well-diversified investment portfolio with 93.4% invested in fixed maturities and an average credit quality rating of “A” as of December 31, 2020. We also will seek to maintain a competitive rating with A.M. Best, where our insurance subsidiaries

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

Distribution and Marketing

While many of our competitors choose to distribute their products through thousands of producers, we currently work with fewer than 20 MGUs and fewer than 125 wholesalers and retailers. Each distributor is often appointed for a specific niche only. Typically, our distribution partners have an existing book of business, are well-established experts in a niche and have a deep understanding of our offering. We also complement our external distribution capabilities with PSIB, our owned brokerage arm, and our proprietary, online, direct-to-customer platform.

Unlike most other insurance companies, we typically offer our distribution partners exclusive or semi-exclusive access to our products within that niche. This exclusivity is in contrast to their typical experience, where the insurance company offers its product through hundreds or thousands of competing distributors. Agents highly value this exclusivity as it enables them to grow their business with fewer constraints and work with a partner who has a vested interest in their growth, which we believe leads to well-aligned incentives for our distributors. This enables us to collaborate closely with the producer to create and develop products and solutions specific to the niche. In exchange for exclusivity for the distributors, we typically have some combination of geographic exclusivity, right-of-first-refusal placement within the agency and control of our developed intellectual property. This intellectual property arrangement is part of our distributor agreement, enabling us in most cases to retain the right either to exclusively pursue or to compete for our customers in the event that an managing general underwriter (“MGU”) chooses to terminate our relationship. In each case, we maintain the right to compete more generally in the niche.

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

Niche Focus

Our niche focus provides several important benefits to our underwriting results:

●	Homogeneous Insureds. This is a critical advantage to our underwriting approach. We believe that the inherent homogenous nature of insureds within a relatively narrow and descriptive niche means that collectively the actuarial result will be more credible and more susceptible to analysis, should results suggest that improvements or changes are required. Our data and reporting structures also align around niches, enabling us to better evaluate under- or over-performance. This granular focus allows underwriters and the product development team to be more tailored and specific when responding to customer needs.
●	Expertise in Execution. Our underwriters operate at a niche level. Being niche focused enables us to adjust our approach and/or execution more efficiently. Unlike many of our competitors, directives regarding a specific niche need not be communicated through layers of generic management and geographic leadership teams to underwriters that only occasionally touch such a niche. Our communication is delivered directly to the underwriter or MGU that deals exclusively with the applicable customer. We believe there is tremendous benefit to our results in that deep expertise and simplicity. We are also able to better track and account for costs directly associated with a niche, improving our ability to determine price adequacy and a given niche’s profitability.
●	Predetermined Aggregations and Exposure Profiles at the Niche Level. When we launch a new niche, the CURO tightly controls the authority process. Significant diligence and research are performed prior to moving forward with a niche. For every new niche, this means that test quotes have been completed, actuarial data assessed, filings considerations contemplated, regulatory concerns discussed, IT systems issues identified, reinsurance ramifications explored and many other matters vetted, all prior to approval. Key among these is an understanding of any aggregations of exposures that might occur due to timing or geographic bias of the customer base. Knowing these portfolio characteristics before the first account is written allows us to impose aggregation limits, price targets for catastrophic loss loads and/or buy appropriate reinsurance. We believe that this results in a more predictable and profitable growth pattern for our niches.

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

Each niche has a dedicated underwriting manager, specific underwriting appetite guidelines and controls focused on making sure that accounts written are within the parameters established for each niche. We have a series of processes utilized by underwriters and management on a daily, monthly and quarterly basis that, when added together, ensure the execution and compliance of each niche. Management drives results in a variety of ways, including:

●	Peer Reviews. We mandate that a sampling of files is reviewed per niche per quarter by the supervising manager. This applies to policies written under delegated authority as well as internally written policies. Results are tracked for training and performance purposes. This is designed to give the underwriting manager a more holistic picture as to the performance of the underwriter and the niche.
●	Exception Reports. We actively monitor the parameters of each niche by using online alerts to notify the CURO and underwriting staff if selected issuance values are entered that fall outside preselected parameters. Each niche has its own exception parameters depending on the appetite for that niche. In addition, the CURO and underwriting teams review the transaction log every week, focusing on activities that could be incorrect or fraudulent, such as a claim with back-dated coverage, or unusual cancellations or reinstatements.
●	Daily Claims Tracking. All underwriters and management have daily access to the claims activity from the previous day, in addition to the historical claims information for each niche. This provides instant feedback to each underwriter as to how their niche is performing and better enables them to adjust execution and make timely decisions to improve our profitability.
●	Underwriting Audit. We maintain an underwriting audit staff that reports to the CURO. Every niche and related MGU is audited at least every 24 months, with most being on an annual cycle. An MGU for any new niche is audited within the first twelve months.
●	Niche Reviews/Actual-to-Plan Discussions. We hold regular review meetings, led by the CURO, which cover underwriting performance, actuarial pricing trends, loss development trends, and distribution strategy and differentiation.

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

Reinsurance

We actively use ceded reinsurance across our book of business to reduce our overall risk position and to protect our capital. Reinsurance involves a primary insurance company transferring, or “ceding”, a portion of its premium and losses in order to limit its exposure. The ceding of liability to a reinsurer does not relieve the obligation of the primary insurance to the policyholder. The primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement. In 2020, we ceded $122.9 million, or 15.0% of our GWP to reinsurers. We attempt to purchase reinsurance from reinsurers that are rated at least “A-” (Excellent) or better by A.M. Best.

The following table provides our top three reinsurers by uncollateralized net reinsurance receivable (paid and unpaid) as of December 31, 2020:

	Uncollateralized
	Net Reinsurance Receivable
	(Paid and Unpaid)
	as of December 31, 2020
Reinsurer	($ in thousands)	A.M. Best Rating
Swiss Reinsurance America Corporation	$40,563	A+
Harco National Insurance Company	$13,164	A-
Munich Reinsurance America Inc.	$12,567	A+

We use various types of reinsurance, including quota share, excess of loss and facultative agreements, to spread the risk of loss among several reinsurers and to limit its exposure from losses on any one occurrence. Under our quota share reinsurance contracts, we cede a predetermined percentage of each risk for a class of business to the reinsurer and recover the same percentage of each loss and loss adjustment expense. We pay the reinsurer the same percentage of the original premium, less a ceding commission.

Under our excess of loss reinsurance, we pay a reinsurance premium to the accepting reinsurer and, in return, cede all or a portion of the liability in excess of a predetermined deductible or retention. We generally do not receive any commission for ceding business under excess of loss reinsurance agreements.

We purchase facultative reinsurance to provide coverage on selected individual risks not covered by our quota share and excess of loss reinsurance coverage or to increase our protection on selected individual risks in excess of the limits under our quota share and excess of loss reinsurance agreements. For a further discussion of our reinsurance, see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Reinsurance and Item 1A. Risk Factors — Risks Related to Our Business on this Annual Report.

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

Human Capital

ProSight’s employees, its human capital, are a group of self-motivated “PROS” who thrive on making an impact. The employees are further guided by the company’s code of business conduct, helping them to uphold and strengthen the standards of honor and integrity that have defined our Company since its founding. In their everyday work, employees use a high-performance mindset and a diverse skillset to bring their expertise together to continually push the boundaries of what insurance can be for the niche businesses we insure.  Our employees are energized by a good challenge and embrace each day as a new opportunity to accomplish more, collaborate more, and innovate more for our customers’ business success. Because when our customers succeed, we succeed.

Employees take pride in their work and value learning from one another. While they hold many values in common, ProSight employees appreciate different perspectives and embrace the opportunity to work with those of diverse backgrounds. ProSight encourages employees to become involved in their communities and many employees do contribute their time and talents to community efforts. Our employees contribute to the company’s efforts to provide a safe and healthy workplace for all, especially through 2020.

As of December 31, 2020, we had 351 employees. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.

Available Information

We maintain a public website at www.prosightspecialty.com. We use our website as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance information. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

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

In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates. State statutes and regulations also prescribe the permitted types and concentrations of investments by insurers. The primary purposes of this insurance industry regulation are to protect policyholders and ensure insurers’ solvency. P&C insurance companies are required to file detailed quarterly and annual statements with insurance regulatory authorities in each of the jurisdictions in which they are licensed or eligible to do business, and their operations and accounts are subject to periodic examination by such authorities. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit the ability to issue new policies if, in their judgment, the regulators determine that an insurer is not maintaining minimum statutory surplus or capital or if the further transaction of business will be detrimental to its policyholders.

The amount of dividends that our insurance subsidiaries may pay to their stockholders, without prior approval by their respective domestic insurance regulators, is restricted under the laws of New York and Arizona.

Under New York law, the maximum amount of aggregate dividends that New York Marine or Gotham has authority to pay during any twelve month period without prior approval by the NY DFS is the lesser of: (i) ten percent of each of New York Marine’s or Gotham’s respective surplus as shown on the last statutory financial statement on file with the Superintendent of Insurance, including quarterly statements; or (ii) one hundred percent of their respective adjusted net investment income during such twelve month period (where adjusted net investment income equals the net investment income for the 12-month period prior to the declaration or payment of the dividend plus the excess of net investment income over dividends paid in the two years prior thereto).

Under Arizona law, the maximum amount of aggregate dividends that Southwest Marine has authority to pay during any 12-month period without prior approval by the AZ DOI is the greater of: (i) ten percent of Southwest Marine’s surplus as of the immediately preceding December 31; or (ii) Southwest Marine’s net income for the 12-month period ending the immediately prior December 31.

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

Financial Tests

The National Association of Insurance Commissioners (“NAIC”) has developed a set of financial relationships or “tests”, known as the Insurance Regulatory Information System, which is designed for early identification of companies that may require special attention or action by insurance regulatory authorities. Insurance companies submit data annually to the NAIC, which in turn analyzes the data by utilizing ratios. State insurance regulators review this statistical report, which is available to the public, together with an analytical report, prepared by and available only to state insurance regulators, to identify insurance companies that appear to require immediate regulatory attention. A “usual range” of results for each ratio is used as a benchmark.

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

RBC is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. It provides a means of setting the capital requirement in which the degree of risk taken by the insurer is the primary determinant. The value of an insurer’s Total Adjusted Capital in relation to its RBC, together with its trend in its Total Adjusted Capital, is used as a basis for determining regulatory action that a state insurance regulator may be authorized or required to take with respect to an insurer. The four determinations, potentially applicable under each jurisdiction’s laws, are essentially as follows:

●	Company Action Level Event. Total Adjusted Capital is greater than or equal to 150% but less than 200% of RBC or Total Adjusted Capital greater than or equal to 200% but less than 250% of RBC, and has a negative trend. If there is a Company Action Level Event, the insurer must submit a plan (an RBC Plan) outlining, among other things, the corrective actions it intends to take in order to remedy its capital deficiency.
●	Regulatory Action Level Event. Total Adjusted Capital is greater than or equal to 100% but less than 150% of RBC or the insurer has failed to comply with filing deadlines for its RBC Report or RBC Plan. If there is a Regulatory Action Level Event, the insurer is also required to submit an RBC Plan. In addition, the insurance regulator must undertake a comprehensive examination of the insurer’s financial condition and must issue any appropriate corrective orders.
●	Authorized Control Level Event. Total Adjusted Capital is below RBC but greater than or equal to 70% of RBC or the insurer has failed to respond to a corrective order. As noted above, if there is an Authorized Control Level Event, the insurance regulator may seek rehabilitation or liquidation of the insurer if it deems it to be in the best interests of the policyholders and creditors of the insurer and the public.
●	Mandatory Control Level Event. Total Adjusted Capital is below 70% of RBC. If there is a Mandatory Control Level Event, the insurance regulator must seek rehabilitation or liquidation of the insurer.

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

Privacy Regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate the use and disclosure of social security numbers and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information. Notably, the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, is a data privacy law which may impact our cybersecurity program, use of data, and costs associated with compliance.  The law contains a number of requirements regarding use of personal information of California consumers, provides those consumers new rights under the law concerning protection of their data, and establishes a private right of action in certain cases of data breach.  We expect additional data privacy laws could be enacted in other jurisdictions in which we operate in coming years.

Cybersecurity Regulation

The NY DFS issued a new regulation, effective March 1, 2017, that requires banks, insurance companies, and other financial services institutions regulated by the NY DFS, to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity regulation adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance with these requirements. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, institutions that are compliant with the NY DFS cybersecurity regulation are deemed also to be in compliance with the model law. As of December 31, 2020, nine states have adopted the model law or a variation of it and other states are expected to consider adopting the model law or a variation of it in the near future. We expect that additional regulations could be enacted in other jurisdictions that could impact our cybersecurity program. Depending on these and other potential implementation requirements, we will likely incur additional costs of compliance.

Bank Holding Company Act

Due to the size of Goldman Sachs’ current voting and economic interest in us, we are deemed to be controlled by Goldman Sachs for purposes of the Bank Holding Company (“BHC”) Act and, therefore, are considered to be a “subsidiary” of Goldman Sachs under the BHC Act. Accordingly, we have agreed to certain covenants in the Stockholders’ Agreement (as later defined) for the benefit of Goldman Sachs that are intended to facilitate its compliance with the BHC Act, but that may impose certain obligations on us. Restrictions placed on Goldman Sachs as a result of supervisory or enforcement actions under the BHC Act or otherwise may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. For additional information, see Item 1A. Risk Factors — Legal and Regulatory Risks,  — We are subject to banking regulations that may limit our business activities, on this Annual Report.

Item 1A. RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K (“Annual Report”), which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.

RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to the Proposed Merger

●	The effect of the pendency of the proposed merger on our business and results of operations
●	Failure to complete the proposed merger

Risks Related to Our Business

●	The COVID-19 pandemic and its effect on our results of operations, financial position or liquidity
●	Loss of third-party distribution agents
●	Inadequacy of loss reserve estimates
●	Ineffectiveness of risk management policies
●	The occurrence of technology breaches or failures of information technology systems
●	Adverse changes in the economy
●	Access to capital and market liquidity
●	Our inability to start up or integrate new product opportunities
●	Cyclical changes in the insurance industry
●	Our ability to compete effectively
●	A downgrade in our financial strength ratings from A.M. Best
●	The effects of natural and man-made catastrophic events
●	The uncertain effect of emerging claim and coverage issues
●	Concentration of insurance and other risk exposures
●	Negative developments in the workers’ compensation insurance industry
●	Losses resulting from global climate change and acts of terrorism
●	Our ultimate financial obligations to the buyers of our U.K. operations
●	Failure of loss limitation methods
●	The uncertainty of models used for risk and loss estimations
●	The unavailability or unaffordability of reinsurance
●	Retention of risk
●	Inability or non-payment of losses by our reinsurers
●	The effect of changes in the overall market and/or in the entities in which we invest on our investment results
●	Changes in the method for determining the London Interbank Offered Rate
●	Our dependence on the efforts of our principal executive officers and qualified key employees
●	Performance of third-party vendors
●	Employee and third-party error and misconduct
●	Significant interruption in the operation of our facilities, systems and business functions
●	Increasing regulatory focus on privacy issues

●	Incurring increased costs as a result of operating as a public company
●	Failure to protect our intellectual property rights
●	Changes in accounting practices
●	Failure to accurately and timely pay claims
●	Failure of renewals of existing contracts to meet expectations

Legal and Regulatory Risks

●	Compliance with governmental regulation
●	The effect of new regulations on our business
●	Regulatory restraints on our ability to receive dividends from our insurance subsidiaries
●	Future changes to U.S. federal income tax laws
●	Losses from litigation
●	Limitations on our business due to banking regulations

Risks Related to Our Status as an Emerging Growth Company

●	Exemptions from various reporting requirements
●	Our election to use the extended transition period for complying with new or revised accounting standards

Risks Related to Our Common Stock

●	Lack of, or unfavorable analyst reports
●	Volatility of our stock price
●	The significant influence of our principal stockholders
●	Our option to rely on certain exemptions available for “controlled companies”
●	The ability of our principal stockholders to sell their interests in us to a third-party
●	Depression of our stock price caused by future sales
●	Our plan not to pay dividends on our common stock in the near term
●	The Court of Chancery of the State of Delaware as the exclusive forum for disputes between us and our stockholders
●	Provisions in our certificate of incorporation, amended and restated bylaws and/or applicable laws may prevent or delay or prevent an acquisition of us, which decrease our stock price

Risks Related to the Proposed Merger

The pendency of the proposed merger may adversely affect our business and results of operations.

On January 14, 2021, we entered into the Merger Agreement with Parent and Pedal Merger Sub, Inc., pursuant to which Parent has agreed to acquire all of our outstanding common stock for $12.85 per share in cash.  The transaction is subject to closing conditions, including the receipt of required regulatory approvals.

There are numerous risks related to the proposed transaction, including the following:

●	we have incurred and will continue to incur expenses in connection with the proposed transaction, which could prove to be significant;
●	our business and our operating and financial results may be materially adversely affected by the diversion of management’s time and attention and the expenses incurred in connection with the proposed merger;
●	existing and potential legal proceedings may be instituted against us following announcement of the transaction that may delay the transaction, make it more costly or ultimately preclude it;
●	the risk that the parties will not be able to obtain regulatory approvals, or the possibility that they may delay the transaction or that materially burdensome or adverse regulatory conditions may be imposed in connection with any such regulatory approvals;

●	the Merger Agreement contains certain restrictions during the pendency of the transaction that may impact our ability to pursue certain business opportunities or strategic transactions;
●	the proposed transaction may impact the continued availability of capital and financing to us before, or in the absence of, the consummation of the transaction;
●	changes in applicable laws or regulations could impact the transaction; and
●	disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees (both current and prospective), customers, distributors, vendors or other business partners, and may result in a negative impact on our business.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed merger.

The Merger Agreement contains certain customary provisions that restrict our ability to solicit, or engage in discussions or negotiations regarding, alternative acquisition proposals from third parties prior to the completion of the proposed merger. The Merger Agreement entitles Parent to receive a termination fee of $23,435,669 plus enforcement costs and up to $5,000,000 of transaction expenses of Parent and Pedal Merger Sub, Inc. from us if (a) the Merger Agreement is terminated on account of having reached the end date, January 12, 2022, and within six months of termination we enter into or consummate an acquisition proposal for 50% or more of the our assets or equity that was publicly known before the termination; (b) we breached or failed to perform any of our representations, warranties, covenants or other conditions to the proposed merger, including with respect to our “no shop” and related covenants; or (c) we terminated the Merger Agreement because its Board of Directors determined, in good faith after consultation with its financial advisors and outside legal counsel, that a third-party Acquisition Proposal (as defined in the Merger Agreement) is a Superior Proposal (as defined in the Merger Agreement). These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of us, even one that may be of greater value to our stockholders than the proposed merger. Furthermore, even if a third party elects to propose an acquisition, our obligation to reimburse Parent for transaction expenses may result in that third party offering a lower value to our stockholders than the third party might otherwise have offered.

Failure to complete the proposed merger could negatively affect our business, financial condition, results of operations or stock price.

The completion of the proposed merger is subject to closing conditions, such as approval by regulatory authorities. These regulatory approvals include, among others: (i) approvals from the Arizona Department of Insurance and Financial Institutions and the New York State Department of Financial Services with respect to Parent’s applications for the acquisition of control with respect to our insurance subsidiaries domiciled in the relevant state; (ii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) the conclusion of a review by the Committee on Foreign Investment in the United States pursuant to Section 721 of Title VII of the Defense Production Act of 1950, as amended, including the regulations promulgated thereunder, codified at 31 C.F.R. Part 800, et seq.; and (iv) approvals required for the implementation of the adverse development cover and loss portfolio transfer transaction contemplated under the Merger Agreement. There can be no assurance that these conditions will be satisfied or that the proposed merger will otherwise occur.

If the proposed merger is not completed, we will be subject to several risks, including that:

●	we do not receive a termination fee from Parent after it terminates the Merger Agreement because the regulatory approvals are conditioned on the imposition of materially burdensome conditions, which, under the Merger Agreement, Parent and its affiliates are not required to accept;
●	customers, agents or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with other parties or seek to alter their business relationships with us;
●	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel;
●	we expect to incur transaction costs in connection with the proposed merger regardless of whether the proposed merger is completed, and such costs could prove to be significant;

●	we may not realize any of the anticipated benefits of having completed the proposed merger; and
●	if the Merger Agreement is terminated and there are no other parties willing and able to acquire us at a price of $12.85 per share or higher and on other terms acceptable to us, the market price of our shares of common stock may decline.

Risks Related to Our Business

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

Beginning in March 2020, the pandemic related to the novel coronavirus COVID-19 began to impact the global economy. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 could include, without limitation, the following:

●	Revenues. The impact of COVID-19 on general economic activity has negatively impacted our premium volumes in the second, third and fourth quarters of 2020, and may continue to negatively impact our premium volumes to a degree that will vary based on the extent and duration of any economic contraction or related behavioral changes.
●	Adverse Legislative and/or Regulatory Action. Federal, state and local government actions to address the impact of COVID-19 may continue to adversely affect us. We may become subject to legislative and/or regulatory action that retroactively mandates coverage for losses that our insurance policies were not intended or priced to cover, including business interruption claims, despite terms included in our policies to preclude coverage or that creates presumptions of compensability not otherwise present (including for example in workers’ compensation exposures). Regulatory requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies, collect premiums, or requiring us to refund premiums in a manner not otherwise required.
●	Claims and Claim Adjustment Expenses. We may incur higher claims and claim adjustment expenses in certain lines of business due to increases in claims frequency and/or severity. Short-term and long-term impacts of COVID-19 could impact our various product lines in ways we cannot adequately predict.

●	Losses and Loss Reserves. Anticipated and unknown risks related to COVID-19 may cause uncertainty in the process of estimating losses and loss reserves. As a result, our estimated loss reserves may change. Higher inflation than anticipated could lead to an increase in our loss costs and a need to strengthen loss reserves. Such impacts could be more pronounced for those lines of business requiring a relatively longer period of time to finalize and settle claims.

●	Investments. The value of corporate, municipal and structured securities (including mortgage-backed securities) in our investment portfolio may be adversely impacted by ratings downgrades, government deficits, increased bankruptcies, credit spread widening, and real estate market disruption/devaluation, or could be subject to impairment as a result of issuer creditworthiness deterioration, default, and/or interest rate increases. Further disruption in global financial markets due to the continuing pandemic could result in net realized investment losses.

●	Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of management, a significant percentage of our workforce, or the workforce of certain third parties (including our agents, brokers or service providers) are unable to continue to work because of illness, government directives or otherwise. The interruption of system capabilities for our agents, brokers or service providers could result in deterioration of our ability to perform necessary business functions, and the shift to remote work arrangements by us, our business partners, and our service providers could heighten the risk of cybersecurity or data security incidents.

The extent of the impact of COVID-19 on our business, results of operations, financial position or liquidity will depend largely on future developments, which are highly uncertain and cannot be predicted. To the extent the COVID-19 pandemic continues to adversely affect the U.S. or global economy or adversely affects our business, results of operations, financial position or liquidity, it may also have the effect of increasing the likelihood or magnitude of the other risks described in the Annual Report. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially and adversely affect our business, results of operations, financial position or liquidity.

Third-party agents we rely upon to distribute certain business on our behalf may be acquired or terminate their agreements with us, or may not perform as anticipated, which could have an adverse effect on our business and results of operations.

Although we distribute our products through a variety of distribution channels, our distribution strategy is primarily focused on key agents. Our distribution model therefore relies partially upon the expertise, creditworthiness and performance of certain of our key agents. Several of these agents are responsible for a significant portion of the premium written by us. For the year ended December 31, 2020, our top three MGUs distributed 33.7% of our insurance by GWP from customer segments. While this model provides many benefits to us and our customers, such agents have in the past, and may in the future elect to renegotiate the terms of existing relationships, or reduce or terminate their distribution relationships with us as a result of industry consolidation of distributors or other industry changes that increase the competition for access to distributors, developments in legislation or regulation that affect our business, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. In January 2019, Midlands Management Corporation (“Midlands”), an MGU for the Self-Insured Groups niches, was acquired by a third-party insurance carrier. In 2020, we wrote no GWP through Midlands and $69.1 million of GWP in 2019. We seek to mitigate these risks in part through our contractual relationships with these agents, including in our MGU agreements, which in most cases have us retaining control over our intellectual property and maintaining the right to either exclusively pursue or to compete directly for our customers if an MGU terminates their relationship with us. In each case, we maintain the right to compete more generally in the niche. Nevertheless, an interruption in certain key relationships could cause operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), a loss of business and increased costs or suffer other negative consequences, all of which may have a material adverse effect on our business and results of operations.

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

Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense (“LAE”). Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability. These estimates are based on historical information and on estimates of future trends that may affect the frequency and severity of claims that may be reported in the future. Estimating loss reserves is a difficult, complex and inherently uncertain process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:

●	loss emergence and cedant reporting patterns;

●	underlying policy terms and conditions;

●	business and exposure mix;

●	trends in claim frequency and severity;

●	changes in operations;

●	emerging economic and social trends;

●	inflation; and

●	changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. For more information on the estimates used in the establishment of loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Critical Accounting Policies  — Reserves for unpaid losses and LAE on this Annual Report. However, there is no precise method for evaluating the impact of any specific factor on the adequacy of reserves and actual results are likely to differ from original estimates, perhaps materially. Some of our reserves were established for exposure to liabilities acquired through our acquisition of New York Marine and General Insurance Company, Inc., a specialty commercial insurance company, in 2010. These liabilities were not subject to our highly structured underwriting process, include asbestos, environmental and products liabilities and are subject to similar risks and uncertainties as P&C risks underwritten by us after the acquisition, including difficulties of estimating loss reserves, pricing risk and pricing reinsurance. The net loss reserves related to accident years 2011 and prior were $75.8 million as of December 31, 2020 or 5.3% of our total net loss reserves. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability could suffer.

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

The results of operations of companies in the insurance industry historically have been subject to significant fluctuations and uncertainties in demand, pricing and overall profitability, causing cyclical performance in the insurance industry. These cycles are characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permit more favorable pricing. Among our competitive strengths have been our specialty product focus and our niche market strategy. In periods of intense competition, these strengths also expose us to actions by other, especially larger, insurance companies who seek to write additional premiums without appropriate regard for underwriting profitability. During weak markets characterized by lower prices, it may be difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits. If we are not successful in maintaining rates or achieving rate increases, it may be difficult for us to improve or maintain underwriting profits or to grow or maintain premium volume levels. In addition, our overall profitability can be affected significantly by:

●	rising levels of loss costs that we cannot anticipate at the time we price our coverages;

●	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

●	changes in the level of available reinsurance;

●	changes in the amount of losses resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities; and

●	the ability of our underwriters to accurately select and price risk and of our claim personnel to appropriately deliver fair outcomes.

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

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

●	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other “alternative markets” types of coverage;

●	changing practices, which may lead to greater competition in the insurance business; and

●	the emergence of insurtech companies and the development of new technologies, which may lead to disruption of current business models and the insurance value chain.

New competition from these developments could cause the supply and/or demand for our insurance products to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

A downgrade in our Financial Strength Ratings (“FSRs”) from A.M. Best could negatively affect our results of operations.

FSRs are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by A.M. Best. These FSRs reflect A.M. Best’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders, and are not evaluations directed to investors. Our FSRs are subject to periodic review by such firms, and the criteria used in the rating methodologies is subject to change; as such, we cannot assure the continued maintenance of our current FSRs. All of our insurance subsidiaries’ FSRs were reviewed during 2020 and were reaffirmed at a rating of  “A-” (Excellent). In 2017, A.M. Best downgraded its “A” (Excellent) FSRs to “A-” (Excellent) for our insurance subsidiaries. Because FSRs have become an increasingly important factor in establishing the competitive position of insurance companies, if our FSRs are reduced from their current levels by A.M. Best, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with higher FSRs.

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

Events such as hurricanes, windstorms, flooding, earthquakes, wildfires, solar storms, acts of terrorism, explosions and fires, cyber-crimes, product defects, mass torts and other catastrophes have adversely affected our business in the past and could do so in the future. Such catastrophic events, and any relevant regulations, could expose us to:

●	widespread claim costs associated with property and workers’ compensation claims;

●	losses resulting from a decline in the value of our invested assets;

●	losses resulting from actual policy experience that is adverse compared to the assumptions made in product pricing;

●	declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties with whom we transact business to whom we have credit exposure, including reinsurers, and declines in the value of investments; and

●	significant interruptions to our systems and operations.

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

As industry practices and economic, legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

●	judicial expansion of policy coverage and the impact of new theories of liability;

●	plaintiffs targeting P&C insurers in purported class action litigation relating to claims-handling and other practices;

●	medical developments that link health issues to particular causes, resulting in liability claims; and

●	claims relating to unanticipated consequences of current or new technologies, including cyber-security related risks and claims relating to potentially changing climate conditions.

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

Although we engage in other businesses, approximately 8.9% of our GWP are currently attributable to workers’ compensation insurance policies providing both primary and excess coverage. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. In certain states in which we do business, insurance regulators set the premium rates we may charge, which has the potential to restrict our profits. In addition, if one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect our financial condition and results of operations.

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

U.S. insurers are required by state and federal law to offer coverage for acts of terrorism in certain commercial lines, including workers’ compensation. The Terrorism Risk Insurance Act, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”) requires commercial property and casualty insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2027 to help cover claims related to future terrorism-related losses. The likelihood and impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Although we reinsure a portion of the terrorism risk we retain under TRIPRA, our terrorism reinsurance does not provide full coverage for an act stemming from nuclear, biological or chemical terrorism. To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under TRIPRA of our losses for certain P&C lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2020 earned premiums, our aggregate deductible under TRIPRA during 2021 is approximately $113.7 million. The federal government will then reimburse us for losses in excess of our deductible, 80 percent in 2021, up to a total industry program limit of $100 billion.

Our ultimate financial obligations to the buyers of our U.K. operations may be greater than expected, which could adversely affect our profitability.

As part of the 2017 sale transaction to divest our U.K.-based Lloyd’s of London business, which was placed in run-off in June of 2017, we retained three ongoing financial obligations. We: (i) committed to fund Lloyd’s Syndicate 1110’s “Funds at Lloyd’s” requirements until June 30, 2020 (the “FAL Obligation”); however, due to a contractual dispute with respect to the substituting the Funds at Lloyd’s, the FAL Obligation commitment did not terminate on June 30, 2020, (ii) entered a 100% Quota Share reinsurance agreement as reinsurer, covering U.S.-sourced business written by Lloyd’s Syndicate 1110, and (iii) entered into Aggregate Stop Loss and 100% Quota Share reinsurance agreements as reinsurer on U.K.-sourced business, with Lloyd’s Syndicate 1110 as our reinsured, the effect of which was that we absorb syndicate losses on U.K.-originated business above a threshold equivalent to the stated reserves at the time of the sale (the “U.K. Obligations”) and collateralize the reserves relating to such business.

We undertook each of these obligations with an estimated quantified exposure and an expectation that the exposure would decrease over time and based on our FAL Obligation contractually terminating on June 30, 2020, at which time the process of releasing our assets posted as Funds at Lloyd’s is to take place.  The FAL Obligation was expected to terminate by June 30, 2020. However, the buyer disputed its contractual obligation with respect to substituting our Funds at Lloyd’s at that time. In February 2021, a U.K. court granted summary judgment in our favor requiring the buyer to substitute our Funds at Lloyd’s: however, such judgment is subject to appeal by the buyer. There is no assurance, however, that prior to that time the amount of the FAL Obligation will not increase by an amount greater than we expect or that the process of releasing those assets once our FAL Obligation terminates will not take longer than we expect. Similarly, there is no assurance that our ultimate exposure on the U.K. Obligations, will not be greater than expected due to more significant losses in the U.K. business. The impact of such an increase, or a dispute with Lloyd’s Syndicate 1110 over the calculation of that amount or on other matters, could cause our exposure under the U.K. Obligations to be greater than expected or the payment/release of collateral to us to occur later or in an amount that is lower than expected. The process of establishing reserves and related LAE is based on historical information and on estimates of future trends that may affect the frequency and severity of claims that may be reported in the future. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. However, there is no precise method for evaluating the impact of any specific factor on the adequacy of reserves or other estimates, and actual results are likely to differ from original estimates, perhaps materially. If the actual time periods and amounts of losses are greater than the amounts we have reserved for and expect, our profitability could be adversely affected. To be updated.

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

We purchase reinsurance to transfer part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we are exposed to credit risk with respect to our insurance subsidiaries’ reinsurers to the extent the reinsurance receivable is not secured by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer may be unwilling to pay amounts we have recorded as reinsurance recoverable for any reason, including that: (i) the terms of the reinsurance contract do not reflect the intent of the parties of the contract or there is a disagreement between the parties as to their intent; (ii) the terms of the contract cannot be legally enforced; (iii) the terms of the contract are interpreted by a court or arbitration panel differently than intended; (iv) the reinsurance transaction performs differently than we anticipated due to a flawed design of the reinsurance structure, terms or conditions; or (v) a change in laws and regulations, or in the interpretation of the laws and regulations, materially affects a reinsurance transaction. The insolvency of one or more of our reinsurers, or inability or unwillingness to make timely payments under the terms of our contracts, could have a potentially material adverse effect on our financial condition, liquidity and results of operations.

Our investment results and, therefore, our financial condition may be affected by changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions.

We invest the premiums we receive from customers until they are needed to pay expenses or policyholder claims. Income from these investments remaining after paying expenses and claims, remain invested and are included in retained earnings. A substantial portion of our investment portfolio is managed by Goldman Sachs Asset Management, L.P. (“GSAM”), and we have engaged New England Asset Management (“NEAM”) to additionally manage a portion of our investment portfolio.  Both GSAM and NEAM manage their respective portions of our portfolio pursuant to our investment guidelines. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks and the value of our investment portfolio can fluctuate as a result of changes in the business, financial condition or results of operations of the entities in which we invest. In addition, fluctuations can result from changes in interest rates, credit risk, government monetary policies, liquidity of holdings and general economic conditions. We attempt to mitigate our interest rate and credit risks by having investment guidelines that are designed to result in a well-diversified portfolio of high-quality securities with varied maturities. These fluctuations may negatively impact our financial condition. However, we attempt to manage this risk through our investment guidelines, which provide specific requirements related to asset allocation, duration and security selection.

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

Our investment portfolio consists almost entirely of debt securities and credit-focused alternative investments. As of December 31, 2020, our investment in marketable securities was approximately $2.4 billion, including cash and cash equivalents. As of that date, our portfolio of securities consisted of the following types of securities: corporate securities (57.2%); mortgage-backed securities (15.8%); collateralized loan obligations (5.7%); U.S. government securities (2.1%); asset-backed securities (2.3%); limited partnerships and limited liability companies (3.7%); short-term investments (0.0%); cash and cash equivalents (0.8%); commercial levered loans (0.5%); state and municipal securities (8.5%); government agency securities (1.3%): non-redeemable preferred stock securities (0.3%); bond exchange-traded funds (1.8%). As of December 31, 2020, our portfolio included investments in funds managed by Pacific Investment Management Company LLC, Blackrock, Goldman Sachs, Barings LLC, Guggenheim Partners, MetLife, Voya Financial and New England Asset Management.

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

Effective as of May 1, 2019, Lawrence Hannon succeeded Joseph J. Beneducci as Chief Executive Officer of the Company. Mr. Beneducci, who was a founding member of the Company, took over the role of Executive Chairman of the Company until his resignation, effective February 1, 2020. In connection with this transition, on May 3, 2019, the Company and Mr. Beneducci entered into a Transition and Separation Agreement pursuant to which, among other things, Mr. Beneducci agreed to provide transition services to us as an employee, including preparing for our IPO and facilitating an orderly transition of the Chief Executive Officer role. On January 23, 2020 we entered into an amendment to Mr. Beneducci’s Transition and Separation Agreement pursuant to which Mr. Beneducci is entitled to certain severance payments and benefits.

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

Pursuant to Section 404(b) (“Section 404”) of Sarbanes-Oxley, we are required to furnish a report by our management on our internal control over financial reporting, including, once we are no longer an emerging growth company, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting, which was both costly and time-consuming. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our independent registered public accounting firm will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. These regulations, generally administered by a department of insurance in each state and territory in which we do business, relate to, among other things:

●	approval of policy forms and premium rates;

●	standards of solvency, including risk-based capital measurements;

●	licensing of insurers;

●	restrictions on agreements with our large revenue-producing agents;

●	cancellation and non-renewal of policies;

●	restrictions on the nature, quality and concentration of investments;

●	restrictions on the ability of our insurance subsidiaries to pay dividends to us;

●	restrictions on transactions between our insurance subsidiaries and their affiliates;

●	restrictions on the size of risks insurable under a single policy;

●	requiring deposits for the benefit of policyholders;

●	requiring certain methods of accounting;

●	periodic examinations of our operations and finances;

●	prescribing the form and content of records of financial condition required to be filed; and

●	requiring reserves for unearned premium, losses and other purposes.

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

We are a holding company and, as such, we have no direct operations of our own. We do not expect to have any significant operations or assets other than our ownership of the shares of our operating subsidiaries. Unrestricted dividends payable from our insurance subsidiaries without the prior approval of applicable regulators are limited to the lesser of 10% of each of New York Marine’s or Gotham’s surplus as shown on the last statutory financial statement on file with the NY DFS or 100% of adjusted net investment income during the applicable twelve month period (where adjusted net investment income equals the net investment income for the twelve month period prior to the declaration or payment of the dividend plus the excess of net investment income over dividends paid in the two years prior thereto); and in Arizona, the greater of 10% of Southwest Marine’s surplus as of the immediately preceding December 31 or Southwest Marine’s net investment income for the period ending the immediately prior December 31. Dividends and other permitted payments from our operating subsidiaries are expected to be a source of funds to meet ongoing cash requirements, including debt service payments and other expenses. As of December 31, 2020, the maximum amount of unrestricted dividends that our insurance subsidiaries could pay to us without approval was $66.8 million. There can be no assurances that our insurance subsidiaries will be able to pay dividends in the future, and the limitations of such dividends could adversely affect the Company’s liquidity or financial condition.

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

Goldman Sachs, affiliates of which own approximately 39.0% of the voting and economic interest in our business as of December 31, 2020, is regulated as a bank holding company that has elected to be treated as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act imposes regulations and requirements on Goldman Sachs and on any company that is deemed to be “controlled” by Goldman Sachs for purposes of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) promulgated thereunder. Due to the size of its voting and economic interest in us, we are deemed to be controlled by Goldman Sachs for purposes of the BHC Act and, therefore, are considered to be a “subsidiary” of Goldman Sachs under the BHC Act. We will remain subject to this regulatory regime until Goldman Sachs is no longer deemed to control us for purposes of the BHC Act, which we do not have the ability to control and which will not occur until Goldman Sachs has significantly reduced its voting and economic interest in us. Restrictions placed on Goldman Sachs as a result of supervisory or enforcement actions under the BHC Act or otherwise may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. The Federal Reserve could exercise its power to restrict us from engaging in any activity that, in the Federal Reserve’s opinion, is unauthorized for us or constitutes an unsafe or unsound business practice. Although to date none of these restrictions or limitations have adversely affected our business, to the extent that the Federal Reserve’s regulations impose limitations on our business, we may be at a competitive disadvantage to those of our competitors that are not subject to such regulations.

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

We will remain an emerging growth company until the earliest of: (i) the end of the fiscal year during which we have total annual gross revenues of  $1.07 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; (iii) the date we qualify as a “large accelerated filer”, which requires that: (A) the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year; (B) we have been a public reporting company under the Securities Exchange Act of 1934, as amended (“Exchange Act”) for at least twelve calendar months; and (C) we have filed at least one annual report on Annual Report on Form 10-K; and (iv) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering.

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

Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section of the Annual Report, are:

●	our operating and financial performance and prospects;

●	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

●	changes in earnings estimates or recommendations by securities analysts who cover our common stock;

●	fluctuations in our quarterly financial results or earnings guidance or the quarterly financial results or earnings guidance of companies perceived to be similar to us;

●	changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders, including our principal stockholders, or the incurrence of additional debt;

●	departure of key personnel;

●	reputational issues;

●	changes in general economic and market conditions;

●	changes in industry conditions or perceptions or changes in the market outlook for the insurance industry; and

●	changes in applicable laws, rules or regulations, regulatory actions affecting us and other dynamics.

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

Our principal stockholders hold approximately 76.4% of our common stock as of December 31, 2020. As a result, our principal stockholders are able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Our principal stockholders may also have interests that differ from our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to the interests of our other stockholders. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

In connection with our IPO we entered into a stockholders’ agreement with the principal stockholders (the “Stockholders’ Agreement”) that governs the relationship between us and the principal stockholders. The Stockholders’ Agreement provides, among other things, that two directors shall be designated for election to the Board of Directors by ProSight Parallel Investment LLC and ProSight Investment LLC (“PI”) ( collectively the “GS Investors”) and two directors shall be designated for election to the Board of Directors by ProSight TPG, L.P., TPG PS 1, L.P., TPG PS 2, L.P., TPG PS 3, L.P. and TPG PS 4, L.P. (collectively, the “TPG Investors”). These designation rights will diminish if either principal stockholder transfers more than a specified percentage of its ownership interest in the Company. Our Board of Directors currently consists of ten directors. See Item 13 “Certain Relationships and Related Party Transaction — Relationship with the Principal Stockholders — Stockholders’ Agreement” on this Annual Report.

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

As of December 31, 2020, we had 43,657,099 outstanding shares of common stock (including restricted share awards (“RSAs”) and performance-vesting share awards (“PSAs”)). Of these outstanding shares, 9,413,616 shares are freely tradable without restriction under the Securities Act except for any shares held by our “affiliates”, as defined in Rule 144 under the Securities Act, including our principal stockholders.

In July 2019, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon conversion of equity awards granted under our plans are also freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2020, 1,407,803 shares of our common stock are reserved for future issuances under the 2019 equity incentive plan adopted in connection with the IPO and 987,047 shares of our common stock are reserved for future issuances under the 2019 ESPP.

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

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have anti-takeover effects and may delay, deter or prevent a takeover attempt that our stockholders might consider in their best interests. The provisions provide for, among others:

●	the ability of our Board of Directors to issue one or more series of preferred stock;
●	the filling of any vacancies on our Board of Directors by the affirmative vote of a majority of the remaining directors, even if less than a quorum, or by a sole remaining director or by the stockholders; provided, however, that after the first time when the principal stockholders cease to beneficially own, in the aggregate, at least 50% of our outstanding common stock, any vacancy occurring in the Board of Directors may only be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director (and not by the stockholders);
●	certain limitations on convening special stockholder meetings;
●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and stockholder action by written consent only until the first time when the principal stockholders cease to beneficially own, in the aggregate, 50% or greater of our outstanding common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Morristown, New Jersey on a site of approximately 95,000 rentable square feet leased by us. The term of that lease expires on January 31, 2022. We lease a total of five additional offices located in California, Georgia, Florida and London. The office in London is subleased to a third party. We do not own any real property. We believe that our facilities are adequate for our current needs.

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

As of December 31, 2020, we do not believe the Company or any of the insurance subsidiaries was a defendant in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “PROS”, and began trading on July 25, 2019.

Holders

We had 32 stockholders of record of our common stock as of February 19, 2021, according to the records maintained by our transfer agent. This stockholder figure does not include the number of holders whose shares are held of record by banks, brokers and other financial institutions.

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

The following chart, depicts our performance for the period beginning July 25, 2019 and ending December 31, 2020, as measured by total stockholder return on our common stock compared with the total return of the S&P 500 Index and the S&P 500 Property & Casualty Insurance Index. The chart plots the change in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance shown is not intended to predict or be indicative of future performance.

Total Return Performance
$ 140.00
$ 130.00
$ 120.00
$ 110.00
$ 100.00
$ 90.00
$ 80.00
7/25/19
12/31/19
12/31/20
ProSight Global, Inc.
S&P 500 Index
S&P 500 P&C Insurance Index

	July 25, 2019	December 31, 2019	December 31, 2020
ProSight Global, Inc.	$100.00	$115.21	$91.64
S&P 500 Index – total return	$100.00	$107.95	$127.81
S&P P&C Insurance Index – total return	$100.00	$98.99	$105.88

Item 6. Selected Financial Data

The following tables present our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the periods presented December 31, 2020, 2019, 2018, 2017 and 2016 are derived from our audited consolidated financial statements and the accompanying notes for those years.

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

	Years Ended December 31
	2020	2019	2018	2017	2016
($ in thousands, except for per share data)
Revenues:
Gross written premiums(1)	$817,090	$968,011	$895,112	$836,334	$771,995
Ceded written premiums	(122,912)	(115,871)	(45,038)	(276,048)	(85,312)
Net written premiums	$694,178	$852,140	$850,074	$560,286	$686,683
Net earned premiums	$737,755	$807,854	$730,785	$609,786	$675,778
Net investment income	73,021	68,897	55,971	36,196	28,052
Realized investment gains (losses), net	4,980	770	(1,557)	4,204	(6,147)
Other income	351	538	673	853	1,057
Total revenues	$816,107	$878,059	$785,872	$651,039	$698,740
Expenses:
Losses and LAE	$472,671	$501,025	$434,830	$393,741	$489,464
Underwriting, acquisition and insurance expenses	272,844	290,457	271,547	213,844	241,873
Interest and other expenses	32,102	28,946	12,377	12,125	12,125
Total expenses	$777,617	$820,428	$718,754	$619,710	$743,462
Income (loss) before taxes	38,490	57,631	67,118	31,329	(44,722)
Income tax expense (benefit)	10,740	12,137	13,389	38,233	(23,988)
Net income (loss) from continuing operations	$27,750	$45,494	$53,729	$(6,904)	$(20,734)
Underwriting (loss) income(2)	$(7,760)	$16,372	$24,409	$2,201	$(55,559)
Adjusted operating income (loss)(3)	$40,328	$57,636	$55,286	$13,992	$(14,587)

	Years Ended December 31
	2020	2019	2018	2017	2016

Per share of common stock data:
Basic earnings per share:
Common stock	$0.63	$1.11	$1.39	$(0.18)	$(0.59)
Diluted earnings per share:
Common stock	$0.63	$1.10	$1.36	$(0.18)	$(0.59)
Basic adjusted operating earnings per share:
Common stock	$0.92	$1.40	$1.43	$0.37	$(0.41)
Diluted adjusted operating earnings per share:
Common stock	$0.91	$1.39	$1.40	$0.37	$(0.41)

	Years Ended December 31
	2020	2019	2018	2017	2016
Underwriting and other ratios:
Loss and LAE ratio(4)	64.1%	62.0%	59.5%	64.6%	72.4%
Loss and LAE
Loss and LAE ratio – excluding catastrophe	61.6%	61.6%	59.0%	63.1%	71.2%
Loss and LAE ratio – catastrophe	2.5%	0.4%	0.5%	1.5%	1.2%
Expense ratio(5)	37.0%	36.0%	37.2%	35.1%	35.8%
Combined ratio(6)	101.1%	98.0%	96.7%	99.7%	108.2%
Adjusted loss and LAE ratio(7)	64.1%	61.4%	59.6%	63.9%	72.4%
Adjusted loss and LAE
Adjusted loss and LAE ratio – excluding catastrophe	61.6%	61.0%	59.1%	62.6%	71.2%
Adjusted loss and LAE ratio – catastrophe	2.5%	0.4%	0.5%	1.3%	1.2%
Adjusted expense ratio(7)	37.0%	36.6%	37.0%	34.9%	35.8%
Adjusted combined ratio(7)	101.1%	98.0%	96.6%	98.8%	108.2%
Adjusted operating return on equity(8)	6.9%	12.4%	14.4%	3.7%	(3.6)%
Return on equity(9)	4.8%	9.8%	14.0%	(1.8)%	(5.1)%

	December 31
($ in thousands)	2020	2019	2018	2017	2016
Select balance sheet data:
Total cash and investments	$2,440,521	$2,192,781	$1,830,290	$1,632,629	$1,405,585
Premiums and other receivables, net	146,243	190,004	200,347	184,334	168,378
Reinsurance receivables paid and unpaid, net	181,003	197,433	197,723	218,376	205,527
Goodwill and net intangible assets	17,248	29,189	29,219	29,249	29,745
Total assets	$3,050,712	$2,877,234	$2,577,106	$2,409,452	$2,251,502
Reserve for unpaid losses and LAE	$1,602,902	$1,521,648	$1,396,812	$1,258,237	$1,166,619
Reserve for unearned premiums	448,676	483,223	435,933	395,432	354,828
Notes payable, net of debt issuance costs	203,267	164,693	182,355	164,017	163,678
Secured loan payable, net of issuance costs	22,668	—	—	—	—
Total liabilities	$2,426,744	$2,334,203	$2,187,276	$2,033,469	$1,870,849
Total stockholders’ equity	$623,968	$543,031	$389,830	$375,983	$380,654
Other data:
Debt to total capitalization ratio(10)	26.6%	23.3%	31.9%	30.4%	30.1%
Statutory capital and surplus(11)	$668,060	$568,777	$473,575	$433,946	$355,366
(1)	Gross written premiums (“GWP”) includes business from certain niches that are no longer part of our ongoing business. GWP from exited niches included in “Other” consists of: (i) primary and excess workers’ compensation coverage for Self-Insured Groups; (ii) niches exited prior to 2018, many with a concentration in commercial auto; (iii) participation in industry pools; and (iv) emerging new business. The table below includes GWP for each customer segment for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

	Years Ended December 31
($ in thousands)	2020	2019	2018	2017	2016
Construction	$109,955	$117,918	$101,946	$73,378	$54,983
Consumer Services	123,011	133,682	107,086	94,384	95,005
Marine and Energy	110,228	94,700	83,104	79,238	66,215
Media and Entertainment	88,788	124,950	119,926	114,442	103,693
Professional Services	130,893	119,326	110,546	112,575	79,793
Real Estate	159,166	167,635	132,652	132,029	102,134
Sports	23,337	30,079	23,590	22,224	17,761
Transportation	64,559	112,191	92,169	85,079	90,215
Customer segments subtotal	809,937	900,481	771,019	713,349	609,799
Other	7,153	67,530	124,093	122,985	162,196
Total	$817,090	$968,011	$895,112	$836,334	$771,995
(2)	Underwriting (loss) income is a non-GAAP financial measure. We calculate underwriting income by subtracting losses and loss adjustment expenses (“LAE”) and underwriting, acquisition and insurance expenses from net earned premiums. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to underwriting income.
(3)	Adjusted operating income (loss) is a non-GAAP financial measure. We calculate adjusted operating income as net income, excluding net realized investment gains (losses), impairment of goodwill and expenses relating to various transactions that we consider to be unique and non-recurring in nature (net of estimated tax impact). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to adjusted operating income.
(4)	The loss and LAE ratio is the ratio, expressed as a percentage, of losses and LAE, allocated and unallocated, to net earned premiums, net of the effects of reinsurance. For the years ended December 31, 2017 and 2016 the Company’s loss reserves developed adversely by $20.3 million and $60.1 million, respectively.
(5)	The expense ratio is the ratio, expressed as a percentage, of underwriting, acquisition and insurance expenses to net earned premiums.
(6)	The combined ratio is the sum of the loss and LAE ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.
(7)	Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations — The WAQS.”
(8)	Adjusted operating return on equity is a non-GAAP financial measure. Adjusted operating return on equity is adjusted operating income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to adjusted operating income.
(9)	Return on equity represents net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.
(10)	Debt to total capitalization ratio is the ratio, expressed as a percentage, of total indebtedness for borrowed money to the sum of total indebtedness for borrowed money and stockholders’ equity.
(11)	For our insurance subsidiaries, the statutory capital and surplus represents the excess of assets over liabilities as determined in accordance with statutory accounting principles as determined by the NAIC.

Our inception to date business portfolio for years 2011 through 2020 including exited niches is as follows:

		Loss &
($ in millions)	GWP	LAE Ratio
Inception to date GWP 2011 – 2020	$6,817.3	63.8%
Exited for financial performance(a)	311.6	104.6%
Exited for strategic reasons(a)	749.7	55.7%
Ongoing U.S. business	$5,756.0	62.4%
(a)	Exited niches excluding excess workers’ compensation accounted for $27.6 million of total net loss reserves as of December 31, 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Certain restatements have been made to historical information to give effect to the IPO merger, in which ProSight Global Holdings Limited merged with and into the Company, and related transactions.  See Note 1 – Background in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk factors” included under Part I, Item 1A and elsewhere in this Annual Report on this Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Special Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” in this Annual Report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “should,” “seek,” and other words and terms of similar meaning. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

●	our strategies to continue our growth trajectory, expand our distribution network and maintain underwriting profitability;
●	the impact of coronavirus disease 2019 (“COVID-19”) and related economic conditions and governmental actions, including the Company's assessment of the vulnerability of certain categories of investments to the economic disruptions associated with COVID-19;
●	future growth in existing niches or by entering into new niches;
●	our loss expectations and expectation to decrease our loss ratio;
●	our expectations with respect to the ultimate financial obligations to the buyers of our United Kingdom (“U.K.”) operations; and
●	statements we make relating to the proposed merger.

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

●	risks relating to our ability to obtain regulatory approvals of the proposed merger, including the timing, terms and conditions of any such approvals, which could affect our ability to complete the proposed merger;
●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination of the Merger Agreement under circumstances that could require us to pay a termination fee;
●	the risk that the parties to the proposed merger may not be able to satisfy the conditions of the proposed merger in a timely manner or at all;
●	risks related to disruption of management time from ongoing business operations due to the proposed merger;
●	risk that the proposed merger could have an adverse effect on our ability to retain and hire key personnel and maintain relationships with our customers, agents or business counterparties, and on our operating results and businesses generally;
●	the outcome of any potential legal proceedings that may be instituted against us;
●	the performance of and our relationship with third-party agents and vendors we rely upon to distribute certain business on our behalf;
●	the adequacy of our loss reserves, including as a result of changes in the legal, regulatory, and economic environments in which the Company operates or the impacts of COVID-19;
●	the direct and indirect impacts of COVID-19 and related risks such as governmental responses and economic contraction, including on the Company’s investments and business operations, its distribution or other key partners and its customers;
●	the effects of uncertain emerging claim and coverage issues on the Company’s business, and court decisions or legislative or regulatory changes that take place after the Company issues its policies, including those taken in response to COVID-19 (such as effectively expanding workers’ compensation coverage by instituting presumptions of compensability of claims for certain types of workers or requiring insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage);
●	the effectiveness of our risk management policies and procedures;
●	potential technology breaches or failure of our or our business partners’ systems;
●	adverse changes in the economy which could lower the demand for our insurance products;
●	our ability to effectively start up or integrate new product opportunities;
●	cyclical changes in the insurance industry;
●	the effects of natural and man-made catastrophic events;

●	our ability to adequately assess risks and estimate losses;
●	the availability and affordability of reinsurance;
●	changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions;
●	changes in the business, financial condition or results of operations of the entities in which we invest;
●	increased costs as a result of operating as a public company, and time our management will be required to devote to new compliance initiatives;
●	our ability to protect intellectual property rights;
●	the impact of government regulation, including the impact of restrictions on our business activities under the Bank Holding Company (“BHC”) Act;
●	our status as an emerging growth company;
●	the absence of a previous public market for shares of our common stock; and
●	potential conflicts of interests with our principal stockholders.

We discuss many of these risks in greater detail under the section titled Item 1A. “Risk Factors” of this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Annual Report by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Merger Agreement

On January 15, 2021, we announced that we had entered into an agreement and plan of merger (the “Merger Agreement”) with Pedal Parent Inc., a Delaware corporation (“Parent”), owned by affiliates of TowerBrook Capital Partners L.P. and Further Global Capital Management, and Pedal Merger Sub, Inc., pursuant to which, subject to the terms and conditions of the Merger Agreement, Pedal Merger Sub, Inc. would merge with and into the Company (the “proposed merger”), with the Company surviving as a wholly owned subsidiary of Parent. For a further discussion of the proposed merger, see Item 1. “Business” and Note 22. “Subsequent Events” to our consolidated financial statements on this Annual Report.

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

The tables below set forth the gross written premiums (“GWP”), gross written commission ratios, and gross loss and allocated loss adjustment expense (“ALAE”) ratios by customer segment for the years ended December 31, 2020, 2019, and 2018. We have one reportable segment, Specialty Insurance. “Other” includes GWP from: (i) primary and excess workers’ compensation coverage for exited Self-Insured Groups; (ii) niches exited prior to 2018, many with a concentration in commercial auto; (iii) participation in industry pools; and (iv) emerging new business.

GWP

	Years Ended December 31
($ in millions)				% Change	% Change
Customer Segment	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Construction	$110.0	$117.9	$101.9	(6.7)%	15.7%
Consumer Services	123.0	133.7	107.1	(8.0)	24.8
Marine and Energy	110.2	94.7	83.1	16.4	14.0
Media and Entertainment	88.8	124.9	119.9	(28.9)	4.2
Professional Services	130.9	119.3	110.5	9.7	8.0
Real Estate	159.2	167.6	132.7	(5.0)	26.3
Sports	23.3	30.1	23.6	(22.6)	27.5
Transportation	64.6	112.2	92.2	(42.4)	21.7
Customer segments subtotal	810.0	900.4	771.0	(10.0)	16.8
Other	7.1	67.6	124.1	(89.5)	(45.5)
Total	$817.1	$968.0	$895.1	(15.6)%	8.1%

Gross Written Commission Ratio

	Years Ended December 31
				% Change	% Change
Customer Segment	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Construction	20.2%	20.3%	20.7%	(0.1)%	(0.4)%
Consumer Services	21.5	18.1	17.1	3.4	1.0
Marine and Energy	19.7	18.5	17.9	1.2	0.6
Media and Entertainment	17.4	16.9	16.6	0.5	0.3
Professional Services	23.2	22.9	23.0	0.3	(0.1)
Real Estate	20.6	21.2	21.1	(0.6)	0.1
Sports	22.7	23.0	22.7	(0.3)	0.3
Transportation	13.5	14.1	14.5	(0.6)	(0.4)
All customer segments	20.1	19.1	19.0	1.0	0.1
Other	17.8	16.6	18.1	1.2	(1.5)
Total	20.1%	18.9%	18.9%	1.2%	—%

Gross Loss and ALAE Ratio, excluding Unallocated Loss Adjustment Expense (“ULAE”) Ratio

	Years Ended December 31
				% Change	% Change
Customer Segment	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Construction	58.9%	58.0%	56.1%	0.9%	1.9%
Consumer Services	77.0	65.5	58.0	11.5	7.5
Marine and Energy	57.4	52.0	32.4	5.4	19.6
Media and Entertainment	38.4	45.8	54.8	(7.4)	(9.0)
Professional Services	58.0	47.5	37.6	10.5	9.9
Real Estate	104.1	65.2	60.6	38.9	4.6
Sports	55.1	39.0	61.7	16.1	(22.7)
Transportation	57.3	69.0	62.9	(11.7)	6.1
All customer segments	67.3	57.2	52.6	10.1	4.6
Other	(351.6)	87.9	59.8	(439.5)	28.1
Total	64.9%	60.4%	53.6%	4.5%	6.8%

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

Adjusted operating income is net income excluding net realized investment gains and losses, impairment of goodwill and expenses relating to various transactions that we consider to be unique and non-recurring in nature (net of estimated tax impact).

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

Factors Affecting Our Results of Operations

The WAQS

In connection with the divestment of our U.K. business, New York Marine as reinsured entered into the whole account quota share reinsurance agreements (the “WAQS”) with third party reinsurers to maintain reasonable underwriting leverage within New York Marine and its subsidiary insurance companies during a transition period following the U.K. divestment. The effective date of the WAQS was April 1, 2017. The reinsurers’ ceding participation is an aggregate 26.0%. A provisional ceding commission of 30.0% to 30.5% is received as a reduction in the amount of ceded premium. Subject to limits, these ceding commissions will vary in subsequent periods based on contractual ultimate loss ratios. During 2018 and following the transition of the U.S. business back to New York Marine, the WAQS were terminated. Previously ceded written and unearned premium, net of the ceding commission, was reversed. Loss reserves on premium earned prior to the cut-off termination remain ceded loss reserves. There were no ceded loss reserves under the WAQS as of December 31, 2020 and $33.1 million as of December 31, 2019. Loss reserve development on the reserves ceded under the WAQS is included in continuing operations.

The effect of the WAQS on our results of operations is primarily reflected in our ceded written premiums, losses and LAE, as well as our underwriting, acquisition and insurance expenses. For the year ended December 31, 2020 there was no impact of WAQS on underwriting results or ratios.

The following tables summarize the effect of the WAQS on our underwriting (loss) income for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Including	Effect of	Excluding	Including	Effect of	Excluding	Including	Effect of	Excluding
($ in thousands)	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS	WAQS
GWP	$817,090	$—	$817,090	$968,011	$—	$968,011	$895,112	$—	$895,112
Ceded written premiums	(122,912)	—	(122,912)	(115,871)	3	(115,874)	(45,038)	58,857	(103,895)
Net written premiums	$694,178	$—	$694,178	$852,140	$3	$852,137	$850,074	$58,857	$791,217
Net retention(1)	85.0%	—	85.0%	88.0%	—	88.0%	95.0%	—	88.4%
Net earned premiums	$737,755	$—	$737,755	$807,854	$3	$807,851	$730,785	$(14,560)	$745,345
Losses and LAE	472,671	—	472,671	501,025	4,746	496,279	434,830	(9,514)	444,344
Underwriting, acquisition and insurance expenses	272,844	—	272,844	290,457	(4,743)	295,200	271,547	(3,955)	275,502
Underwriting (loss) income(2)	$(7,760)	$—	$(7,760)	$16,372	$—	$16,372	$24,409	$(1,091)	$25,499
Loss and LAE ratio	64.1%	—%	—	62.0%	—%	—	59.5%	65.3%	—
Expense ratio	37.0%	—%	—	36.0%	—%	—	37.2%	27.2%	—
Combined ratio	101.1%	—%	—	98.0%	—%	—	96.7%	92.5%	—
Adjusted loss and LAE ratio(3)	—	—	64.1%	—	—	61.4%	—	—	59.6%
Adjusted expense ratio(3)	—	—	37.0%	—	—	36.6%	—	—	37.0%
Adjusted combined ratio(3)	—	—	101.1%	—	—	98.0%	—	—	96.6%
(1)	Net retention is a non-GAAP measure. We define net retention as the ratio of net written premiums to GWP.
(2)	Underwriting (loss) income is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income to underwriting (loss) income.
(3)	Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. We use these adjusted ratios as internal performance measures in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Our adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio should not be viewed as substitutes for our loss and LAE ratio, expense ratio and combined ratio, respectively.

Our results of operations may be difficult to compare from year to year due to the origination and termination of the WAQS.  While there was no impact of WAQS on underwriting results or ratios for the year ended December 31, 2020, the impact of WAQS on prior periods is shown above. In light of the impact of the WAQS on our results of operations for prior periods, we internally evaluated our financial performance both including and excluding the effect of the WAQS.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Years Ended December 31		Change
($ in thousands)	2020	2019	$	Percent
GWP	$817,090	$968,011	$(150,921)	(15.6)%
Ceded written premiums	(122,912)	(115,871)	(7,041)	6.1
Net written premiums	$694,178	$852,140	$(157,962)	(18.5)%

Net earned premiums	$737,755	$807,854	$(70,099)	(8.7)%
Net losses and LAE incurred	472,671	501,025	(28,354)	(5.7)
Underwriting, acquisition and insurance expenses	272,844	290,457	(17,613)	(6.1)
Underwriting (loss) income(1)	(7,760)	16,372	(24,132)	(147.4)
Interest and other expenses, net	31,751	28,408	3,343	11.8
Net investment income	73,021	68,897	4,124	6.0
Realized investment gains, net	4,980	770	4,210	546.8
Income before taxes	38,490	57,631	(19,141)	(33.2)
Income tax expense	10,740	12,137	(1,397)	(11.5)
Net income from continuing operations	$27,750	$45,494	$(17,744)	(39.0)%
Adjusted operating income(1)	$40,328	$57,636	$(17,308)	(30.0)%

Adjusted operating return on equity(1)	6.9%	12.4%
Return on equity	4.8%	9.8%

Loss and LAE ratio:	64.1%	62.0%
Loss and LAE ratio – excluding catastrophe(2)	61.6%	61.6%
Loss and LAE ratio – catastrophe	2.5%	0.4%
Expense ratio	37.0%	36.0%
Combined ratio	101.1%	98.0%

Adjusted loss and LAE ratio(3)	64.1%	61.4%
Adjusted loss and LAE ratio – excluding catastrophe(2)	61.6%	61.0%
Adjusted loss and LAE ratio – catastrophe	2.5%	0.4%
Adjusted expense ratio(3)	37.0%	36.6%
Adjusted combined ratio(3)	101.1%	98.0%
(1)	Underwriting (loss) income, adjusted operating income and adjusted operating return on equity are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures” for reconciliations of net income in accordance with GAAP to underwriting (loss) income and adjusted operating income.
(2)	Loss and LAE ratio – excluding catastrophe and Adjusted loss and LAE ratio – excluding catastrophe is adjusted to exclude the impact of reinsurance reinstatement premiums related to catastrophe losses incurred during the period from net earned premium.
(3)	Adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define adjusted loss and LAE ratio, adjusted expense ratio and adjusted combined ratio as the corresponding ratio excluding the effects of the WAQS. For additional detail on the impact of the WAQS on our results of operations see “Factors Affecting Our Results of Operations—The WAQS.

Net Income from Continuing Operations

Net income from continuing operations was $27.8 million for the year ended December 31, 2020 compared to $45.5 million for the year ended December 31, 2019, a decrease of $17.7 million, or 39.0%. The decrease in net income from continuing operations is driven by a reduction in net earned premium due to the contraction of gross written premium and reduced insured exposures resulting from the economic downturn caused by the COVID-19 pandemic, combined with a higher net loss ratio due to catastrophe losses in the third quarter.

Premiums

GWP were $817.1 million for the year ended December 31, 2020 compared to $968.0 million for the year ended December 31, 2019, a decrease of $150.9 million, or 15.6%.

The following table presents the GWP by customer segment for the years ended December 31, 2020 and 2019:

($ in millions)	Years Ended December 31
Customer Segment	2020	2019	% Change
Construction	$110.0	$117.9	(6.7)%
Consumer Services	123.0	133.7	(8.0)
Marine and Energy	110.2	94.7	16.4
Media and Entertainment	88.8	124.9	(28.9)
Professional Services	130.9	119.3	9.7
Real Estate	159.2	167.6	(5.0)
Sports	23.3	30.1	(22.6)
Transportation	64.6	112.2	(42.4)
Customer segments subtotal	810.0	900.4	(10.0)
Other	7.1	67.6	(89.5)
Total	$817.1	$968.0	(15.6)%

Gross written premium contraction in 2020 was primarily driven by decreased new business and reduced insureds exposures within the Transportation and Media & Entertainment due to the economic downturn from the COVID-19 pandemic.

The changes in GWP were most notable in the following customer segments and niches:

●	Transportation GWP decreased by 42.4% to $64.6 million for the year ended December 31, 2020 compared to $112.2 million for the year ended December 31, 2019. The premium contraction is primarily driven by reduced insured exposures and new business opportunities of $22.7 million in Taxis, $17.0 million in School Bus, and $16.7 million in Charter Bus due to the COVID-19 pandemic.
●	Media and Entertainment GWP decreased by 28.9% to $88.8 million for the year ended December 31, 2020 compared to $124.9 million for the year ended December 31, 2019. The premium contraction is driven by $11.2 million of exposure reductions, $9.2 million of declines in renewal business and $6.5 million of reduced new business opportunities in the Live Entertainment and Film niches primarily due to regulatory restrictions and mandatory social distancing resulting from COVID-19.
●	Consumer Services GWP decreased by 8.0% to $123.0 million for the year ended December 31, 2020 compared to $133.7 million for the year ended December 31, 2019. The premium contraction is primarily driven by the decision to exit monoline workers’ compensation, partially offset by organic growth of the Auto Dealers niche.
●	Marine and Energy GWP increased by 16.4% to $110.2 million for the year ended December 31, 2020 compared to $94.7 million for the year ended December 31, 2019. The premium growth is driven by $26.0 million of increased new business, primarily in the Propane & Fuel Dealers niche.
●	Professional Services GWP increased by 9.7% to $130.9 million for the year ended December 31, 2020 compared to $119.3 million for the year ended December 31, 2019. The premium growth is driven by $11.6 million of increased renewal business in the Credit Unions and Custom Brokers niches.

Net written premiums decreased by $158.0 million, or 18.5%, to $694.2 million for the year ended December 31, 2020 from $852.1 million for the year ended December 31, 2019. The decrease in net written premiums was due to a reduction in gross written premiums due to the economic downturn from the COVID-19 pandemic as well as the exit of monoline workers’ compensation.

Net earned premiums decreased by $70.1 million, or 8.7%, to $737.8 million for the year ended December 31, 2020 from $807.9 million for the year ended December 31, 2019. The decrease in net earned premiums directly related to contraction of net written premiums.

Loss and LAE Ratio

Our loss and LAE ratio was 64.1% for the year ended December 31, 2020 compared to 62.0% for the year ended December 31, 2019. During the year ended December 31, 2020 the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2019 and prior developed unfavorably by $0.7 million driven by unfavorable development of $21.8 million in General Liability, $16.8 million unfavorable development in Commercial Multiple Peril and $8.1 million unfavorable development in Commercial Auto, partially offset by $36.5 million of favorable development in Workers’ Compensation and $9.5 million of favorable development in All Other lines. In addition, the Company incurred $15.2 million of losses and loss adjustment expenses related to premium adjustments earned during the year ended December 31, 2020, attributable to accident years 2019 and 2018. The unfavorable development in General Liability, Commercial Multiple Peril and Commercial Auto related to 2013 through 2017 accident years due largely to increased severities in runoff components. The favorable development in Workers’ Compensation derived from lower than expected claims severity across all customer segments primarily in accident years 2015 through 2018. The favorable development in All Other lines was driven mostly by Ocean Marine.

Catastrophe losses of $14.3 million for the year ended December 31, 2020 were driven primarily by Hurricane Laura and the Oregon wildfires, adding 2.0 points to the current accident year loss ratio compared to $3.0 million of catastrophe losses for the year ended December 31, 2019. The Company also incurred $6.1 million of reinsurance reinstatement premiums, related to catastrophe losses during the period, which increased the loss ratio by 0.5 points for the year ended December 31, 2020. The loss and LAE ratio, excluding catastrophe losses and related items was 61.6% for the year ended December 31, 2020.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the years ended December 31, 2020 and 2019:

	Years Ended December 31
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Loss and LAE:
Current accident year – excluding catastrophe (1)	$457,647	61.5%	$494,871	61.2%
Current accident year – catastrophe losses (2)	14,314	2.5	3,000	0.4
Effect of prior year development	710	0.1	3,154	0.4
Total	$472,671	64.1%	$501,025	62.0%

	Years Ended December 31
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Adjusted loss and LAE:
Current accident year – excluding catastrophe (1)	$457,647	61.5%	$494,871	61.2%
Current accident year – catastrophe losses (2)	14,314	2.5	3,000	0.4
Effect of prior year development	710	0.1	(1,592)	(0.2)
Total	$472,671	64.1%	$496,279	61.4%

(1)	Earned premiums are adjusted to exclude the impact of reinsurance reinstatement premiums related to catastrophe losses incurred during the period.

(2)	Catastrophe losses are any one claim, or group of claims, equal or greater than $1.0 million related to a single PCS designated catastrophe event. PCS is Property Claim Services, a Verisk company. PCS has defined catastrophes in the United States, Puerto Rico, and the U.S. Virgin Islands as events that cause $25.0 million or more in direct insured losses to property and affect a significant number of policyholders and insurers.

The following table presents the loss and LAE ratio before and after the effects of reinsurance, for the years ended December 31, 2020 and 2019:

	Years Ended December 31
	2020	2019	% Change
Loss and LAE Ratio:
Gross loss and ALAE	64.7%	60.4%	4.3%
ULAE	1.0	1.8	(0.8)
Gross loss and LAE ratio	65.7	62.2	3.5
Effect of ceded reinsurance	(1.6)	(0.2)	(1.4)
Loss and LAE ratio	64.1	62.0	2.1
Effect of WAQS	—	(0.6)	0.6
Adjusted loss and LAE ratio	64.1%	61.4%	2.7%

Expense Ratio

Our expense ratio was 37.0% for the year ended December 31, 2020 compared to 36.0% for the year ended December 31, 2019. This increase is driven by contraction of net earned premium due to the impact of the economic downturn from the COVID-19 pandemic on GWP.

The following table summarizes the components of the expense ratio for the years ended December 31, 2020 and 2019:

	Years Ended December 31
	2020		2019
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$172,426	23.4%	$189,514	23.5%
Underwriting and insurance expenses	100,418	13.6	105,686	13.1
Underwriting, acquisition and insurance expenses(1)	272,844	37.0	295,200	36.6
Effect of WAQS	—	-	(4,743)	(0.6)
Total underwriting, acquisition and insurance expenses	$272,844	37.0%	$290,457	36.0%
(1)	Underwriting, acquisition and insurance expenses is calculated based on the net earned premiums excluding the effects of the WAQS for the years ended December 31, 2020 and 2019.

Underwriting (Loss) Income

Underwriting loss was $7.8 million for the year ended December 31, 2020 compared to an underwriting income of $16.4 million for the year ended December 31, 2019, a decrease of $24.2 million, or 147.4%. The decrease is driven by a reduction in net earned premium due to the contraction of gross written  premium and reduced insured exposures resulting from the economic downturn caused by the COVID-19 pandemic, combined with a higher net loss ratio due to catastrophe losses in the third quarter.

Combined Ratio

Our combined ratio was 101.1% for the year ended December 31, 2020 compared to 98.0% for the year ended December 31, 2019. Our adjusted combined ratio was 101.1% for the year ended December 31, 2020 compared to 98.0% for the year ended December 31, 2019.

Investing Results

Our net investment income increased by 6.0% to $73.0 million for the year ended December 31, 2020 from $68.9 million for the year ended December 31, 2019. Our average invested assets increased 11.6% from $2.0 billion for the year ended December 31, 2019, to $2.2 billion for the year ended December 31, 2020. Net investment yield decreased by 0.1 percentage points, to 3.3% as of December 31, 2020 compared to 3.4% as of December 31, 2019. Gross investment income increased by $5.3 million to $76.5 million for the year ended December 31, 2020 compared to $71.2 million for the year ended December 31, 2019.

Realized investment gains, net increased by $4.2 million due to non-recurring realized gains on the sale of certain securities as part of the repositioning of the investment portfolio, calls, and corporate actions during a favorable price environment for the year ended December 31, 2020.

The following table summarizes the components of net investment income and realized investment gains, net for the years ended December 31, 2020 and 2019:

	Years Ended December 31
($ in thousands)	2020	2019	$ Change
Fixed maturity securities	$62,621	$66,975	$(4,354)
Other investments	13,863	4,224	9,639
Gross investment income	76,484	71,199	5,285
Investment expenses	(3,463)	(2,302)	(1,161)
Net investment income	73,021	68,897	4,124
Realized investment gains, net	4,980	770	4,210
Total	$78,001	$69,667	$8,334
Average invested assets at book value	$2,242,855	$2,009,083	$233,772

The weighted average duration of our fixed income portfolio, including cash equivalents, was 4.8 years at December 31, 2020 and 3.4 years at December 31, 2019.

Interest and Other Expenses, Net

Our interest and other expenses, net increased by $3.3 million to $31.8 million for the year ended December 31, 2020 compared to $28.4 million for the year ended December 31, 2019.  The increase is primarily driven by the impairment of goodwill in the fourth quarter of $11.9 million in relation to the acquisition of the Company announced on January 15, 2021, partially offset by a decline of non-recurring expenses related to the transition of our former CEO and vesting of restricted stock units granted at the IPO in 2019.

Income Tax Expense

Our effective tax rate for the years ended December 31, 2020 and 2019 was 27.9% and 21.1%, respectively. The increase in the effective tax rate for the year ended December 31, 2020 compared to the same period in 2019 was primarily due to lack of tax benefit from the goodwill impairment. Excluding the goodwill impairment, the effective tax rate was 21.4%.

Our income tax expense was $10.7 million and $12.1 million for the years ended December 31, 2020 and 2019, respectively. The decrease is primarily due to the decrease in income before income taxes compared to the same period in 2019.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.

Adjusted Operating Income

Adjusted operating income was $40.3 million for the year ended December 31, 2020, a decrease of $17.3 million, or 30.0% from the adjusted operating income of  $57.6 million for the year ended December 31, 2019, primarily due to the reduction in underwriting income partially offset by increased net investment income.

Adjusted Operating Return on Equity

Our adjusted operating return on equity was 6.9% for the year ended December 31, 2020, a decrease of 5.5% from 12.4% for the year ended December 31, 2019, primarily due to the reduction in adjusted operating income combined with the increase in average book value.

Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with our operations primarily conducted by our wholly owned insurance subsidiaries, New York Marine and Gotham, which are domiciled in New York, and Southwest Marine, which is domiciled in Arizona. Accordingly, the holding company may receive cash through: (i) loans from banks; (ii) draws on a revolving loan agreement; (iii) issuance of equity and debt securities; (iv) corporate service fees from our operating subsidiaries; (v) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions; and (vi) subject to certain limitations discussed below, dividends from our insurance subsidiaries. We also may use the proceeds from these sources to contribute funds to the insurance subsidiaries in order to support premium growth, reduce our reliance on reinsurance, and pay dividends and taxes and for other business purposes.

We receive corporate service fees from the operating subsidiaries to reimburse us for most of the operating expenses that we incur. Reimbursement of expenses through corporate service fees is based on the actual costs that we expect to incur with no mark-up above our expected costs.

Our $140.0 million aggregate principal amount of 7.5% Senior Unsecured Notes and $25.0 million aggregate principal amount of 6.5% Senior Notes (collectively, the “Notes”) matured in November 2020. In June 2020, we entered into a credit agreement (the “Credit Agreement”) with certain lenders and Truist Bank, N.A., as administrative agent (“Truist”), providing for a $165.0 million delayed draw term loan facility (the “Term Loan Facility”). The Company used the Term Loan Facility proceeds to repay $165.0 million in complete satisfaction of the outstanding debt under the Notes. (see “— Credit Agreement” and “—Senior Debt).

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

Our cash flows for the years ended December 31, 2020, 2019 and 2018 were:

	Years Ended December 31
	2020	2019	2018

($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$116,390	$253,296	$231,692
Investing activities	(179,866)	(288,616)	(297,952)
Financing activities	57,106	32,138	18,000
Net change in cash and cash equivalents	$(6,370)	$(3,182)	$(48,260)

The decrease in cash provided by operating activities for the year ended December 31, 2020, compared to the year ended December 31, 2019, was largely driven by timing of claim payments and premium collection declines due to COVID-19. Cash used in investing activities is primarily funded by cash flow from operations. The decrease in cash used in investing activities for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily reflected the amount of operating funds available for investment in the year.

The increase in cash provided by financing activities for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to proceeds from the Revolving Credit Facility of $42.0 million and the issuance of the $24.9 million secured loan in 2020, compared to $50.9 million of proceeds related to the IPO offset by the $18.0 million utilized to pay down the Citizens Revolving Credit agreement in 2019. The Term Loan Facility proceeds of $165.0 million received in November 2020 were used to repay all outstanding debt under the maturing Notes.

Credit Agreement

On June 12, 2020 (the “Effective Date”), we entered into a credit agreement (the “Credit Agreement”) with certain lenders and Truist Bank, N.A., as administrative agent (“Truist”), providing for a $165.0 million delayed draw term loan facility (the “Term Loan Facility”). Borrowings under the Term Loan Facility were used to refinance the Notes at maturity. The Credit Agreement includes a letter of credit sub-limit of up to $5.0 million and a swingline loan sub-limit of up to $5.0 million. Further, the Credit Agreement provided for an uncommitted revolving loan facility (the “Revolving Credit Facility”) in an initial aggregate amount of $35.0 million, which subsequently became committed and increased to an aggregate of $65.0 million pursuant to the Incremental Agreement (defined below).  At our option, borrowings under the Term Loan Facility and the Revolving Credit Facility would be (i) a “Base Rate Borrowing” which would bear interest at the Base Rate (as defined below) plus the Applicable Margin (as described below), or (ii) an “Eurodollar Borrowing” which would bear interest at the Adjusted LIBO Rate (defined as reserve-adjusted LIBOR, subject to a floor of 0.75%), for periods of one, two, three or six months, plus the Applicable Margin. The Base Rate is the highest of (a) the rate of interest announced publicly by Truist as its prime lending rate, (b) 0.5% above the federal funds rate, (c) the Adjusted LIBO Rate determined on a daily basis for a one-month period (subject to a floor of 0.75%) plus 1.00%, and (d) zero percent. The Applicable Margin for a Eurodollar Borrowing will range from 2.00% to 3.25% per annum based upon ProSight’s Debt to Capitalization Ratio (as defined in the Credit Agreement) in effect on such date. The initial Applicable Margin for Base Rate Borrowings is 100 basis points lower than the Applicable Margin for Eurodollar Borrowings. The Applicable Margin at the Effective date for Eurodollar Borrowings was 3.00% and this rate was in effect as of the date of filing of this Annual Report. Following such date, the Applicable Margin will be determined as set forth above.

We agreed to pay a ticking fee with respect to the undrawn portion of the commitments for the Term Loan Facility, ranging from 0.20% to 0.30% per annum based upon our Debt to Capitalization Ratio (as defined in the Credit Agreement) in effect on such date. We also agreed to pay a commitment fee on the unused portion of the Revolving Credit Facility, ranging from 0.20% to 0.30% at the Effective Date. We ceased payment of the ticking fee upon the drawdown of the Term Loan Facility in November 2020. We continue to pay the commitment fee of 0.30% on the unused portion of the Revolving

Credit Facility as of the filing date of this Annual Report. Following such date, the commitment fee will be determined as set forth above.

The Credit Agreement includes certain covenants, including restrictions on the disposition of assets, restrictions on the incurrence of liens and indebtedness, limits on making restricted payments and requirements to maintain specified capitalization levels.

As a condition precedent to entry into the Credit Agreement, we terminated our amended and restated revolving loan agreement, dated as of March 15, 2019, with Citizens Bank, N.A. (“Citizens”), which had previously provided for a $50.0 million revolving credit facility.  No amounts were outstanding under this facility at termination.

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

The Revolving Credit Facility may be used for general corporate purposes, including, without limitation, to support business growth and to provide additional liquidity if needed. On July 14, 2020, the Company drew down $5.0 million on the Revolving Credit Facility and on August 3, 2020, the Company drew down an additional $30.0 million, primarily to make capital contributions to its insurance subsidiaries. On November 25,2020, the Company drew down an additional $7.0 million on the Revolving Credit Facility, primarily to make interest payments on its Senior Unsecured Notes due November 2020 and for additional liquidity needs. As of the date of this filing, there is $42.0 million outstanding under the Revolving Credit Facility.

Master Lease Agreement

On June 26, 2020, we sold certain assets, in exchange for approximately $24.9 million of proceeds and agreed to lease such assets back from Citizens in exchange for monthly payments bearing interest at 4.83%.  The lease expires on July 1, 2025, on which date we will repurchase the assets from Citizens for one dollar.  This transaction is treated as a secured loan payable under U.S. GAAP. For a discussion of the secured loan payable, see Note 14. Debt – Secured Loan Payable.

Revolving Loan Agreement

On January 29, 2018, ProSight entered into a revolving loan agreement with certain lenders and Citizens Bank, N.A., as agent, providing for a revolving loan facility of up to $25.0 million. On March 15, 2019, the Company entered into an amended and restated revolving loan agreement, which increased the facility to $50.0 million. As previously noted, we terminated this revolving loan agreement as a condition precedent to entry into the Credit Agreement in June 2020. No amounts were outstanding under this facility at termination.

Senior Debt

In November 2013, ProSight issued $140.0 million of 7.5% Senior Unsecured Notes due November 2020 and in January 2015, issued an additional $25.0 million of 6.5% Senior Notes due November 2020. The notes provided for semi-annual interest payments and matured on November 26, 2020. The Note Purchase Agreements required us, upon the occurrence of certain change of control events that result in a downgrade of the ratings assigned to the notes, to offer to each holder to prepay such holder’s notes at a price equal to 100% of the principal amount thereof plus any accrued interest. The Note Purchase Agreements also included certain covenants that restrict our ability to incur indebtedness, make restricted payments, incur liens, and require that we maintain specified liquidity levels.

On November 25, 2020, the Company used the Term Loan Facility proceeds to repay $165.0 million in complete satisfaction of the outstanding debt under the 7.5% Senior Unsecured Notes due November 2020 and the 6.5% Senior Notes due November 2020.

Interest payments of $12.1 million per annum were made on these Senior Unsecured Notes in each of the years ended December 31, 2020, 2019 and 2018.

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

The following is a summary of our significant in-force excess of loss reinsurance programs as of December 31, 2020:

Line of Business Covered	Summary Reinsurance Coverage
Property - per risk	$37.0 million excess of $3.0 million
Property - catastrophe	$195.0 million excess of $5.0 million
Casualty	Supported Umbrella: $6.0 million excess of $4.0 million Unsupported Umbrella: $5.0 million excess of $5.0 million Professional Liability: $5.0 million excess of $5.0 million
Primary Workers' Compensation	$37.0 million excess of $3.0 million
Marine	$42.5 million excess of $2.5 million
Custom Bonds	$38.0 million excess of $2.0 million
(1)	Our excess of loss reinsurance reduces the financial impact of a loss occurrence. Our excess of loss reinsurance includes reinstatement provisions, inuring relationships, and other clauses that may impact the amount recovered on a loss occurrence.

At each annual renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties.

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. The allowance related to credit default with respect to our reinsurance assets as of December 30, 2020 and December 31, 2019, was $0.7 million and $0.5 million respectively. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers.

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

The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance subsidiaries to attract and retain our distribution partners and on the risk profiles of the submissions for insurance that the insurance subsidiaries receive. The “A-” (Excellent) rating affirmed by A.M. Best on December 17, 2020 is consistent with our business plan and allows us to actively pursue relationships with the distribution partners identified in our marketing plan.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2020:

	Expected Payments
		One Year to	Three Years to
	Less Than	Less Than	Less Than	More Than
	One Year	Three Years	Five Years	Five Years	Total

($ in thousands)
Gross reserves for losses and LAE	$383,870	$502,524	$273,535	$442,973	$1,602,902
Senior debt and credit agreements(1)	—	207,000	—	—	207,000
Interest on senior debt and credit agreements(2)	7,852	11,725	—	—	19,577
Secured loan payable(3)	4,241	9,934	8,575	—	22,750
Interest on secured loan payable(4)	926	1,341	351	—	2,618
Operating lease obligations	3,527	1,427	808	—	5,762
Total	$400,416	$733,951	$283,269	$442,973	$1,860,609

(1)	Amounts represent the principal balance and are not necessarily the carrying value of the Company’s debt on the balance sheet, which includes unamortized debt issuance costs.
(2)	Amounts represent anticipated cash interest payments and commitment fees related to the Company’s senior debt and credit agreements.
(3)	Amounts represent the principal balance and are not necessarily the carrying value of the Company’s debt on the balance sheet, which includes unamortized issuance costs.
(4)	Amounts represent anticipated cash interest payments related to the Company’s secured loan payable.

Reserves for losses and LAE represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. Estimating reserves for losses and LAE is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period will be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and LAE are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and LAE totaled $181.0 million, $197.4 million and $197.7 million at December 31, 2020, 2019 and 2018, respectively. These recoverable balances include $0.0 million and $33.1 million related to the WAQS at December 31, 2020 and 2019, respectively.

Financial Condition

Stockholders’ equity

At December 31, 2020, total stockholders’ equity was $624.0 million and tangible stockholders’ equity was $606.7 million compared to total stockholders’ equity of $543.0 million and tangible stockholders’ equity of $513.8 million at December 31, 2019. The increase in both total and tangible stockholders’ equity was primarily due to net income of $22.2 million and net increase in accumulated other comprehensive income of $51.7 million for the year ended December 31, 2020.

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

Stockholders’ equity at December 31, 2020, 2019 and 2018, reconciles to tangible stockholders’ equity as follows:

	December 31
	2020	2019	2018

($ in thousands)
Stockholders’ equity	$623,968	$543,031	$389,830
Less: goodwill and net intangible assets	17,248	29,189	29,219
Tangible stockholders’ equity	$606,720	$513,842	$360,611
Book value per share	$14.37	$12.61	$10.03
Tangible book value per share	$13.97	$11.93	$9.28

Equity-based compensation

2019 Equity Incentive Plan

In connection with, and prior to the completion of the IPO, the Company’s Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) was terminated, and the Company adopted a new plan, the 2019 Equity Incentive Plan (the “2019 Plan”)

On July 24, 2019, the 2019 Plan became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted share awards (“RSAs”), RSUs, dividend equivalent rights, performance-based shares, performance-vesting share awards (“PSAs”) or other equity-based or equity-related awards.

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

The following is a summary of the equity-based compensation included in the 2019 Plan, including the number of common stock shares granted to each award:

(i)	Annual long-term equity incentive plan awards (“Annual LTIP Awards”): Annual LTIP Awards in 2019 included time-vesting RSUs and performance-vesting RSUs (“PSUs). Annual LTIP Awards in 2020 included RSUs, PSUs, RSAs, and PSAs.

RSUs vest annually over three years subject to continued employment through each such date. 142,739 and 90,559 time-vesting RSUs were granted in 2020 and 2019 and the fair value of the awards on grant date was $1.8 million and $1.3 million, respectively.

RSAs vest annually over three years subject to continued employment through each such date. 110,466 time-vesting RSAs were granted in 2020 and the fair value of the awards on grant date was $1.5 million.

PSUs vest based on the average book value per share growth over a three-year performance period and cliff vest on the third anniversary of the grant date to the extent performance metrics are met, subject to continued service. 123,016 and 90,559 PSUs were granted in 2020 and 2019 and the fair value of the awards on grant date was $1.6 million and $1.3 million, respectively.

PSAs vest based on the average book value per share growth over a three-year performance period and cliff vest on the third anniversary of the grant date to the extent performance metrics are met, subject to continued service. 110,466 PSAs were granted in 2020 and the fair value of the awards on grant date was $1.5 million.

(ii)	Supplemental RSUs: 1,267,912 supplemental RSU awards, 100% of which are time-vesting RSUs, were granted to management on July 25, 2019 in connection with the IPO and are subject to vesting as follows: 25% vested at grant date, 25% will vest on the second anniversary of the grant date, subject to continued service and 50% will vest on the third anniversary of the grant date, subject to continued service. The fair value of the supplemental RSUs at grant date was $17.8 million.
(iii)	Founders grant awards: 250,000 founders grant awards in the form of time-vesting RSUs were granted on July 25, 2019. The fair value of the grants was $3.5 million and will cliff vest on the third anniversary of the grant date.
(iv)	Non-employee Director RSUs: In 2020, 106,460 RSUs with a fair value of $0.9 million were granted to non-employee directors. In 2019, 33,839 RSUs, 26,399 of which were granted on July 25, 2019 and 7,440 of which were granted on November 15, 2019, with a fair value of $0.5 million were granted to non-employee directors. These awards were fully vested on grant date.
(v)	Pre-IPO RSUs: 668,170 RSUs initially granted under the 2010 Plan were converted into RSUs based on shares of the Company’s common stock upon the consummation of the IPO merger of PGHL into PGI.

Stock-based compensation expense was $8.9 million, $8.6 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The tax benefit recognized for the same was $1.9 million, $1.8 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Vested RSUs awaiting conversion into common stock were 489,439 for the year ended December 31, 2020, 906,182 for the year ended December 31, 2019 and 548,292 for the year ended December 31, 2018.

The Company began recognizing stock-based compensation expense relating to its 2019 Plan upon its inception and initial stock grants in July 2019.

The following table summarizes equity award transactions for the 2019 Plan for the years ended December 31, 2020 and 2019:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Unvested at December 31, 2018	55,264	$11.09
Granted in 2019	1,732,869	14.00
Vested in 2019	(406,081)	13.61
Forfeited in 2019	(92,656)	14.00
Unvested at December 31, 2019	1,289,396	14.00
Granted in 2020	593,147	12.30
Vested in 2020	(134,001)	9.96
Forfeited in 2020	(43,101)	13.58
Unvested at December 31, 2020	1,705,441	$13.46

As of December 31, 2020, The Company had approximately $11.8 million of total unrecognized stock-based compensation expense related to the equity awards expected to be recognized over a weighted-average period of 1.6 years.

2019 Employee Stock Purchase Plan

On July 24, 2019, the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO. A total of 1,000,000 shares of the Company’s common stock are reserved and available for sale under the 2019 ESPP.

The compensation committee of the Board of Directors administers the 2019 ESPP and has full authority to interpret the terms of the 2019 ESPP. The 2019 ESPP is a shareholder-approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the fair market value of the stock on the purchase date at the end of the offering period. An employee’s payroll deductions under the Purchase Plan are limited to 15% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year.

Dividend declarations

We did not declare any dividends in the years ended December 31, 2020, 2019 and 2018.

Investment portfolio

Our cash and invested assets consist of debt securities, cash and cash equivalents, short-term investments and alternative investments.

At December 31, 2020, the majority of the portfolio, or $2.2 billion, was comprised of securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investments were $348.3 million of alternative investments carried at fair value. Our securities, including cash equivalents, had a weighted average duration of 4.8 years and an average rating of “A” at December 31, 2020.

At December 31, 2020 and 2019, the amortized cost and fair value on fixed-maturity securities were as follows:

	December 31, 2020			December 31, 2019
		Estimated	% of Total		Estimated	% of Total
	Amortized Cost	Fair Value	Fair Value	Amortized Cost	Fair Value	Fair Value

($ in thousands)
Fixed and floating rate securities	$1,905,891	$2,008,210	82.3%	$1,848,964	$1,891,148	86.3%
Alternatives available-for-sale	253,852	257,847	10.6	150,439	149,534	6.8
Total fixed maturity securities	2,159,743	2,266,057	92.9	1,999,403	2,040,682	93.1
Other investments:
Commercial levered loans	12,308	12,180	0.5	14,069	13,950	0.6
Bond exchange-traded funds	44,679	44,882	1.8	—	—	—
Non-redeemable preferred stock securities	6,541	7,049	0.3	—	—	—
Limited partnerships and limited liability companies	90,468	90,468	3.7	66,660	66,660	3.0
Short-term investments	154	154	0.0	43,873	43,873	2.0
Total other investments	154,150	154,733	6.3	124,602	124,483	5.6
Total investments	2,313,893	2,420,790	99.2	2,124,005	2,165,165	98.7
Cash, cash equivalents, and restricted cash	19,603	19,603	0.8	27,497	27,497	1.3
Total	$2,333,496	$2,440,393	100.0%	$2,151,502	$2,192,662	100.0%

The table below presents the credit quality of total fixed maturity securities at December 31, 2020 and 2019, as rated by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) or Equivalent Designation:

	December 31, 2020		December 31, 2019
	Estimated	% of Total	Estimated	% of Total
Standard & Poor’s or Equivalent Designation	Fair Value	Fair Value	Fair Value	Fair Value

($ in thousands)
AAA	$192,038	8.5%	$219,696	10.8%
AA	543,875	24.0	356,924	17.5
A	679,409	30.0	719,394	35.3
BBB	662,816	29.2	563,680	27.6
Below BBB/Not rated	187,919	8.3	180,988	8.9
Total	$2,266,057	100.0%	$2,040,682	100.0%

The table below presents the credit quality of total fixed maturity securities at December 31, 2020 and 2019, either rated below BBB or not rated by Standard & Poor’s and their National Association of Insurance Commissioners (“NAIC”) designation:

	December 31, 2020
	NAIC Designation (Estimated Fair Value)
Standard & Poor’s or Equivalent Designation	1	2	3	4	5	6	Total
($ in thousands)
BB	$4,402	$31,031	$52,667	$874	$482	$-	$89,456
B	5,081	510	3,779	6,574	-	-	15,944
CCC	32,089	-	681	237	2,408	-	35,416
CC or lower	24,138	-	-	187	-	22,779	47,103
Total	$65,710	$31,541	$57,127	$7,872	$2,890	$22,779	$187,919

	December 31, 2019
	NAIC Designation (Estimated Fair Value)
Standard & Poor’s or Equivalent Designation	1	2	3	4	5	6	Total
($ in thousands)
BB	$11,533	$-	$60,917	$2,516	$-	$-	$74,966
B	698	-	111	12,691	-	-	13,500
CCC	33,893	-	-	-	-	-	33,893
CC or lower	35,590	32	-	-	-	23,007	58,629
Total	$81,714	$32	$61,028	$15,207	$-	$23,007	$180,988

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities presented by contractual maturity as of December 31, 2020 and 2019, were as follows:

	December 31, 2020			December 31, 2019
	Amortized	Estimated	% of Total	Amortized	Estimated	% of Total
	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value

($ in thousands)
Due in one year or less	$103,243	$104,316	4.6%	$99,035	$99,326	4.9%
Due after one year through five years	628,897	657,996	29.1	679,649	692,219	33.9
Due after five years through ten years	522,749	561,775	24.8	507,803	523,276	25.6
Due after ten years	311,799	332,195	14.7	157,628	160,322	7.9
Government agency securities	30,446	31,007	1.4	—	—	—
Asset-backed securities	54,989	55,258	2.4	73,068	73,582	3.6
Collateralized loan obligations	140,615	139,126	6.1	181,704	179,549	8.8
Commercial mortgage backed securities	111,313	117,960	5.2	95,810	97,526	4.8
Residential mortgage backed securities– non-agency	109,110	116,136	5.1	62,343	71,610	3.5
Residential mortgage backed securities – agency	146,582	150,288	6.6	142,363	143,272	7.0
Total fixed maturity securities	$2,159,743	$2,266,057	100.0%	$1,999,403	$2,040,682	100.0%

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

The fair value of our restricted assets was $489.8 million at December 31, 2020.  This includes $76.9 million of funds in trust for the mutual benefit of our insurance companies due to participation in our intercompany pooling agreement.  Restricted investments decreased 15.2%, or $88.1 million, when compared to December 31, 2019 primarily due to the closure of three collateral trust accounts in the third and fourth quarter, offset by an increase in reinsurance collateral and state deposits, and market appreciation from fixed maturity securities during the year.

Off-balance sheet arrangements

We do not have any material off-balance sheet arrangements as of December 31, 2020.

As part of the 2017 sale transaction to divest our U.K. business, we entered into Aggregate Stop-Loss and 100% Quota Share reinsurance agreements as reinsurer, with Lloyd’s Syndicate 1110 as our reinsured and committed to fund Lloyd’s Syndicate 1110’s “Funds At Lloyd’s” requirements until June 30, 2020. The facility has a principal amount of £17.7 million and contains certain covenants that require us, among other items, to maintain a minimum net worth, to remain within maximum leverage ratios, meet a minimum RBC ratio and maintain specified liquidity levels. The requirement for us to provide the Funds At Lloyd’s were expected to terminate by June 30, 2020. However, the buyer disputed its contractual obligation with respect to substituting our Funds At Lloyd’s at that time. In February 2021, a U.K. court granted summary judgment in our favor requiring the buyer to substitute our Funds At Lloyds; however, such judgment is subject to appeal by the buyer.

Reconciliation of Non-GAAP Financial Measures

Reconciliation of underwriting income

Underwriting (loss) income is a non-GAAP financial measure that we believe is useful in evaluating our underwriting performance without regard to investment income. Underwriting (loss) income represents the pre-tax profitability of our insurance operations and is derived by subtracting losses and LAE and underwriting, acquisition and insurance expenses from net earned premiums. We use underwriting (loss) income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance. Underwriting (loss) income should not be considered in isolation or viewed as a substitute for net income calculated in accordance with GAAP, and other companies may calculate underwriting (loss) income differently.

Net income from continuing operations for the years ended December 31, 2020, 2019 and 2018, reconciles to underwriting (loss) income as follows:

	Years Ended December 31
($ in thousands)	2020	2019	2018
Net income from continuing operations	$27,750	$45,494	$53,729
Income tax expense	10,740	12,137	13,389
Income from continuing operations before taxes	38,490	57,631	67,118
Net investment income	73,021	68,897	55,971
Realized investment gains (losses), net	4,980	770	(1,557)
Interest and other expense, net	31,751	28,408	11,704
Underwriting (loss) income	$(7,760)	$16,372	$24,409

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

Net income from continuing operations for the years ended December 31, 2020, 2019 and 2018, reconciles to adjusted operating income as follows:

	Years Ended December 31
($ in thousands)	2020	2019	2018
Net income from continuing operations	$27,750	$45,494	$53,729
Income tax expense	10,740	12,137	13,389
Income from continuing operations before taxes	38,490	57,631	67,118
Other expense	17,739	16,151	—
Realized investment (gains) losses, net	(4,980)	(770)	1,557
Adjusted operating income before taxes	51,249	73,012	68,675
Less: income tax expense on adjusted operating income	10,921	15,376	13,389
Adjusted operating income	$40,328	$57,636	$55,286

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

Reserves for unpaid losses and LAE

The reserves for unpaid losses and LAE are the largest and most complex estimate in our consolidated balance sheets. The reserves for unpaid losses and LAE represent our estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust these losses that have occurred as of or before the balance sheet date. The loss reserves are not discounted, with the exception of certain workers’ compensation claims loss reserves. The amounts of discount related to workers’ compensation reserves were $48.2 million, $47.4 million and $37.0 million at December 31, 2020, 2019 and 2018, respectively.

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

We categorize our reserves for unpaid losses and LAE into two types: case reserves and incurred but not reported (“IBNR”). Our gross reserves for losses and LAE at December 31, 2020 were $1.6 billion, and of this amount, 69.0% related to IBNR. Our net reserves for losses and LAE at December 31, 2020 were $1.4 billion, and of this amount, 69.1% related to IBNR.

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

The following tables present our gross and net reserves for unpaid losses and LAE at December 31, 2020, 2019, and 2018:

	December 31, 2020
	Gross	% of Total	Net	% of Total

($ in thousands)
Case reserves	$497,426	31.0%	$442,469	30.9%
IBNR	1,105,476	69.0	989,912	69.1
Total	$1,602,902	100.0%	$1,432,380	100.0%

	December 31, 2019
	Gross	% of Total	Net	% of Total

($ in thousands)
Case reserves	$447,736	29.4%	$406,375	30.6%
IBNR	1,073,912	70.6	921,321	69.4
Total	$1,521,648	100.0%	$1,327,696	100.0%

	December 31, 2018
	Gross	% of Total	Net	% of Total

($ in thousands)
Case reserves	$422,231	30.2%	$390,025	32.2%
IBNR	974,581	69.8	821,492	67.8
Total	$1,396,812	100.0%	$1,211,517	100.0%

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

Our IBNR reserves are developed in accordance with Actuarial Standards of Practice promulgated by the American Academy of Actuaries. Our reserve review utilizes several accepted loss reserving methods to arrive at our best estimate of loss reserves. We give consideration to the relative strengths and weaknesses of each of the methods in deriving our actuarial best estimate of the liabilities. Where we have limited years of loss experience compared to the period over which we expect losses to be reported, we use industry and/or peer-group data in addition to our own data as a basis for selecting the parameters underlying our reserving methods. We monitor loss emergence monthly. We carefully consider other internal or external factors such as underwriting, claims handling, economic, or environmental changes that could adversely affect the accuracy of the assumptions underlying our standard actuarial methods and when necessary we will adjust these assumptions, methods, and/or procedures to ensure that they appropriately reflect these changing conditions. The average duration of loss reserves is 5.6 years, as of December 31, 2020.

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

The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2020. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. In the selection of the volatility factors, we have considered the potential impact of changes in current loss trends, pricing trends, and other actuarial reserving assumptions. The aggregate development depicted in the sensitivity analysis is consistent with the average development in recent calendar periods and a reasonable depiction of the potential volatility of the reserve estimates for the current calendar period. We believe that potential changes such as these would not have a material impact on our liquidity.

			December 31, 2020		Potential Impact on 2020
		Net Ultimate Loss	Net Ultimate
	Accident	and ALAE	Incurred Losses	Net Loss and	Pre-tax	Stockholders'
Sensitivity	Year	Sensitivity Factor	and ALAE	ALAE Reserve	income	Equity(1)

($ in thousands)
Sample increases	2020	4.0%	$430,179	$363,953	$(17,207)	$(13,594)
	2019	3.0%	460,080	305,838	(13,802)	(10,904)
	2018	2.0%	403,545	239,667	(8,071)	(6,376)
	Prior	1.0%		516,967	(5,170)	(4,084)
Sample decreases	2020	(4.0)%	430,179	$363,953	$17,207	$13,594
	2019	(3.0)%	460,080	305,838	13,802	10,904
	2018	(2.0)%	403,545	239,667	8,071	6,376
	Prior	(1.0)%		516,967	5,170	4,084
(1)	In 2020, the effective rate was consistent with the U.S. corporate income tax rate of 21% and is used to estimate the potential impact to stockholders’ equity.

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

During the year ended December 31, 2020 the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2019 and prior developed unfavorably by $0.7 million driven by unfavorable development of $21.8 million in General Liability, $16.8 million unfavorable development in Commercial Multiple Peril and $8.1 million unfavorable development in Commercial Auto, partially offset by $36.5 million of favorable development in Workers’ Compensation and $9.5 million of favorable development in All Other lines. In addition, the Company incurred $15.2 million of losses and loss adjustment expenses related to premium adjustments earned during the year ended December 31, 2020, attributable to accident years 2019 and 2018. The unfavorable development in General Liability, Commercial Multiple Peril and Commercial Auto related to 2013 through 2017 accident years due largely to increased severities in runoff components. The favorable development in Workers’ Compensation derived from lower than expected claims severity across all customer segments primarily in accident years 2015 through 2018. The favorable development in All Other lines was driven mostly by Ocean Marine.

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

Level 1 — Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These prices generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: (i) many transactions; (ii) current prices; (iii) price quotes not varying substantially among market makers; (iv) narrow bid/ask spreads; and (v) most information publicly available.

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

Credit Losses

The Company analyzes fixed maturity securities in an unrealized loss position for credit losses if they meet the following criteria: (i) they are trading in a significant loss position; (ii) failure of the issuer of the security to make scheduled interest or principal payments; (iii) there have been negative credit events with respect to the issuer; or (iv) there have been negative current events surrounding an issuer or the environment in which an issuer operates

For fixed maturity securities in an unrealized loss position that require a credit loss analysis, the Company estimates a present value of expected cash flows. If the results of the cash flow analysis indicate that the Company will not recover the full amount of its amortized cost basis, the Company records a credit loss for the excess of amortized cost over the present value of expected cash flows, not to exceed the unrealized loss. Changes in the credit loss allowance are recognized through realized investment gains, net on the consolidated statements of operations.

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

On December 22, 2017, the President of the United States signed into law the TCJA, which significantly changed U.S. tax law by, among other things, lowering corporate income tax rates from 35% to 21%.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized a  tax impact of $6.1 million related to the transition adjustment for loss discounting which has been included in its components of deferred tax assets and liabilities as part of its consolidated financial statements for the year ended December 31, 2020. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the U.S. Treasury issues further guidance.

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

Credit risk

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of debt instruments. Our risk management strategy and investment approach is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2020, our securities portfolio had an average rating of “A” with approximately 62.5% of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment-grade securities and to limit investments in fixed maturities that are unrated or rated below investment-grade. At December 31, 2020, approximately 8.3% of our securities portfolio was unrated or rated below investment-grade. We monitor the financial condition of all of the issuers of securities in our portfolio.

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

Interest rate risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to our investment portfolio is interest rate risk associated with investments in securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our securities decreases. Conversely, as interest rates fall, the fair value of our securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio in directional relation to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed income investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted average duration of the portfolio, including cash equivalents, was 4.8 years as of December 31, 2020.

We had securities that were subject to interest rate risk with a fair value of $2.3 billion at December 31, 2020 and $2.0 billion at December 31, 2019. The table below illustrates the sensitivity of the fair value of our securities to selected hypothetical changes in interest rates as of December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
			Estimated %			Estimated %
		Estimated	Increase		Estimated	Increase
	Estimated	Change in	(Decrease) in	Estimated	Change in	(Decrease) in
	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value

($ in thousands)
200 basis points increase	$2,068,910	$(197,147)	(8.7)%	$1,908,854	$(131,828)	(6.7)%
100 basis points increase	$2,162,952	$(103,105)	(4.6)%	$1,972,728	$(67,954)	(3.3)%
No change	$2,266,057	—	—	$2,040,682	—	—
100 basis points decrease	$2,378,227	$112,170	5.0%	$2,112,719	$72,037	3.5%
200 basis points decrease	$2,499,461	$233,404	10.3%	$2,188,836	$148,154	7.3%

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

ProSight Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProSight Global, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

February 23, 2021

ProSight Global, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
($ in thousands except share amounts)	2020	2019
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value (amortized cost $2,159,743 in 2020 and $1,999,403 in 2019, allowance for credit losses $(1,457) in 2020 and $0 in 2019)	$2,266,057	$2,040,682
Commercial levered loans at amortized cost (fair value $12,180 in 2020 and $13,950 in 2019)	12,308	14,069
Non-redeemable preferred stock securities at fair value (cost $6,541 in 2020 and $0 in 2019)	7,049	—
Bond exchange-traded funds at fair value (cost $44,679 in 2020 and $0 in 2019)	44,882	—
Limited partnerships and limited liability companies at fair value (cost $74,268 in 2020 and $62,226 in 2019)	90,468	66,660
Short-term investments	154	43,873
Total investments	2,420,918	2,165,284
Cash and cash equivalents	12,078	17,284
Restricted cash	7,525	10,213
Accrued investment income	13,693	13,610
Premiums and other receivables, net	146,243	190,004
Receivable from reinsurers on paid losses, net	10,481	3,481
Reinsurance receivables on unpaid losses, net	170,522	193,952
Deferred policy acquisition costs	94,437	98,812
Prepaid reinsurance premiums	56,787	42,861
Net deferred income taxes	—	4,803
Goodwill and net intangible assets	17,248	29,189
Fixed assets and capitalized software, net	33,896	37,167
Funds withheld related to sale of affiliate	19,534	19,453
Other assets	25,996	29,537
Assets of discontinued operations	21,354	21,584
Total assets	$3,050,712	$2,877,234

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$1,602,902	$1,521,648
Reserve for unearned premiums	448,676	483,223
Ceded reinsurance payable	38,152	17,768
Notes payable, net of debt issuance costs	203,267	164,693
Secured loan payable, net of issuance costs	22,668	—
Funds held under reinsurance agreements	23,179	58,855
Net deferred income taxes	10,137	—
Other liabilities	40,034	56,438
Liabilities of discontinued operations	37,729	31,578
Total liabilities	2,426,744	2,334,203

Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,449,087 and 43,071,186 shares issued; 43,436,167 and 43,058,266 shares outstanding in 2020 and 2019, respectively	434	431
Paid-in capital	668,798	661,761
Accumulated other comprehensive income	89,122	37,453
Retained deficit	(134,186)	(156,414)
Treasury shares - at cost (12,920 shares)	(200)	(200)
Total stockholders' equity	623,968	543,031
Total liabilities and stockholders' equity	$3,050,712	$2,877,234

See accompanying notes to consolidated financial statements.

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31
($ in thousands except per share amounts)	2020	2019	2018

Gross written premiums	$817,090	$968,011	$895,112
Net earned premiums	737,755	807,854	730,785
Net investment income	73,021	68,897	55,971
Realized investment gains (losses), net	4,980	770	(1,557)
Other income	351	538	673
Total revenues	816,107	878,059	785,872

Expenses:
Net losses and loss adjustment expenses incurred	472,671	501,025	434,830
Policy acquisition expenses	172,426	184,771	171,429
General and administrative expenses	100,418	105,686	100,118
Interest expense	14,363	12,795	12,377
Other expense	17,739	16,151	—
Total expenses	777,617	820,428	718,754
Income from continuing operations before income taxes	38,490	57,631	67,118

Income tax provision:
Current	4,492	(185)	(853)
Deferred	6,248	12,322	14,242
Total income tax expense	10,740	12,137	13,389
Net income from continuing operations	27,750	45,494	53,729

Discontinued operations:
Loss from discontinued operations before income taxes	(7,583)	(8,718)	(560)
Income tax benefit	(2,061)	(2,114)	(1,374)
Net (loss) income from discontinued operations	(5,522)	(6,604)	814

Net income	$22,228	$38,890	$54,543

Earnings per share - basic:
Net income from continuing operations	$0.63	$1.11	$1.39
Net income	$0.51	$0.95	$1.41

Earnings per share - diluted:
Net income from continuing operations	$0.63	$1.10	$1.36
Net income	$0.50	$0.94	$1.38

See accompanying notes to consolidated financial statements.

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
($ in thousands)	2020	2019	2018
Net income	$22,228	$38,890	$54,543
Other comprehensive income (loss), net of taxes:
Change in unrealized holding gains (losses) on securities, net of deferred tax expense (benefit) of $15,009 in 2020, $16,277 in 2019 and $(10,842) in 2018	56,863	61,643	(42,740)
Less reclassification adjustment for gains (losses) included in net income net of tax expense (benefit) of $1,352 in 2020, $162 in 2019 and $(429) in 2018	6,345	1,875	(1,128)
Less reclassification adjustment for credit losses included in net income net of tax benefit of $(306) in 2020, $0 in 2019 and $0 in 2018	(1,151)	—	—
Other comprehensive income (loss)	51,669	59,768	(41,612)
Comprehensive income	$73,897	$98,658	$12,931

See accompanying notes to consolidated financial statements.

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
				Other
	Preferred	Common	Paid-In	Comprehensive	Retained	Treasury
($ in thousands)	Stock	Stock	Capital	Income (Loss)	Deficit	Shares	Total
December 31, 2017	$—	$387	$606,346	$19,297	$(249,847)	$(200)	$375,983
Shares issued	—	2	(2)	—	—	—	—
Stock based employee compensation plan	—	—	916	—	—	—	916
Net unrealized loss on investment securities, net of deferred tax benefit of $(10,413)	—	—	—	(41,612)	—	—	(41,612)
Net income	—	—	—	—	54,543	—	54,543
December 31, 2018	$—	$389	$607,260	$(22,315)	$(195,304)	$(200)	$389,830
Stock based employee compensation plan	—	1	8,578	—	—	—	8,579
Shares cancelled	—	(1)	1	—	—	—	—
Net unrealized gain on investment securities, net of deferred tax expense of $16,115	—	—	—	59,768	—	—	59,768
Retirement of common stock (tax payments on equity compensation)	—	—	(740)	—	—	—	(740)
Equity distribution	—	—	(4,174)	—	—	—	(4,174)
Proceeds from common stock sold in initial public offering, net of offering costs	—	42	50,836	—	—	—	50,878
Net income	—	—	—	—	38,890	—	38,890
December 31, 2019	$—	$431	$661,761	$37,453	$(156,414)	$(200)	$543,031
Stock based employee compensation plan	—	3	8,848	—	—	—	8,851
Stock purchase plan	—	—	165	—	—	—	165
Net unrealized gain on investment securities, net of deferred tax expense of $13,963	—	—	—	51,669	—	—	51,669
Retirement of common stock (tax payments on equity compensation)	—	—	(2,578)	—	—	—	(2,578)
Tax benefit on payments related to offering costs	—	—	602	—	—	—	602
Net income	—	—	—	—	22,228	—	22,228
December 31, 2020	$—	$434	$668,798	$89,122	$(134,186)	$(200)	$623,968

See accompanying notes to consolidated financial statements.

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
($ in thousands)	2020	2019	2018
Operating activities
Net income from continuing operations	$27,750	$45,494	$53,729
Net (loss) income from discontinued operations	(5,522)	(6,604)	814
Net income	22,228	38,890	54,543

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred taxes	6,248	12,322	14,242
Realized investment (gains) losses, net	(4,980)	(770)	1,557
Net limited partnerships and limited liability companies gains	(11,690)	(3,101)	(1,081)
Net amortization (accretion) from bonds and commercial loans	3,247	(2,622)	(6,083)
Net change in fair value of equity securities	(526)	—	—
Depreciation and amortization	9,313	8,737	7,351
Amortization of debt issuance costs	1,249	—	—
Impairment of goodwill	11,911	—	—
Stock-based compensation	8,851	8,578	916

Changes in:
Premiums and other receivables, net	43,761	10,343	(16,013)
Receivable from reinsurers on paid losses and reinsurance receivable on unpaid losses	16,430	290	20,653
Ceded reinsurance payable	20,384	4,487	(5,167)
Accrued investment income	(83)	(1,331)	(2,870)
Deferred policy acquisition costs	4,375	(5,199)	(32,854)
Prepaid reinsurance premiums	(13,926)	1,765	78,324
Reserve for unpaid losses and loss adjustment expenses	81,254	124,836	138,575
Reserve for unearned premiums	(34,547)	47,290	40,501
Funds withheld related to sale of affiliate	(81)	(56)	7,376
Funds held under reinsurance agreements	(35,676)	(4,310)	(49,095)
Other assets	(649)	23,938	(15,092)
Other liabilities	(16,405)	(17,036)	(2,377)
Total adjustments	88,460	208,161	178,863
Net cash provided by operating activities - continuing operations	116,210	253,655	232,592
Net cash provided by (used in) operating activities - discontinued operations	180	(359)	(900)
Net cash provided by operating activities	116,390	253,296	231,692

Investing activities
Purchases of available-for-sale fixed maturity securities	(716,057)	(570,726)	(509,970)
Sales of available-for-sale fixed maturity securities	297,506	145,053	173,768
Redemptions of available-for-sale fixed maturity securities	261,239	157,860	81,417
Purchases of non-redeemable preferred stock securities	(13,070)	—	—
Sales of non-redeemable preferred stock securities	6,400	—	—
Purchases of bond exchange-traded funds	(59,069)	—	—
Sales of bond exchange-traded funds	14,333	—	—
Purchases of commercial levered loans	—	—	(7,101)
Redemptions of commercial levered loans	1,769	2,815	14,698
Purchases of limited partnerships	(15,460)	(15,407)	(33,580)
Distributions and redemptions from limited partnerships	3,342	5,280	22,832
Purchases of short-term investments	(34,492)	(358,296)	(172,787)
Sales of short-term investments	78,362	351,761	140,623
Acquisition of fixed assets and capitalized software	(6,013)	(6,535)	(8,489)
Net cash used in investing activities - continuing operations	(181,210)	(288,195)	(298,589)
Net cash provided by (used in) investing activities - discontinued operations	1,344	(421)	637
Net cash used in investing activities	(179,866)	(288,616)	(297,952)

Financing activities
Proceeds from notes payable, net of debt issuance costs	201,909	—	18,000
Repayment of notes payable	(165,000)	(18,000)	—
Proceeds from secured loan payable, net of debt issuance costs	22,659	—	—
Payments related to offering costs	(49)	—	—
Proceeds from shares issued	—	50,878	—
Proceeds from stock purchase plan	165	—	—
Tax withholding on stock compensation awards	(2,578)	(740)	—
Net cash provided by financing activities	57,106	32,138	18,000
Net change in cash and cash equivalents	(6,370)	(3,182)	(48,260)
Cash, cash equivalents and restricted cash at beginning of year - continuing operations	27,497	29,900	77,872
Cash, cash equivalents and restricted cash at beginning of year - discontinued operations	255	1,034	1,322
Less: cash, cash equivalents and restricted cash at end of year - discontinued operations	(1,779)	(255)	(1,034)
Cash, cash equivalents and restricted cash at end of year - continuing operations	$19,603	$27,497	$29,900

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

Reorganization

Prior to July 25, 2019, the Company was a wholly-owned subsidiary of ProSight Global Holdings Limited (“PGHL”), a Bermuda holding company. Effective July 25, 2019, prior to the completion of the Company’s initial public offering (“IPO”), PGHL merged with and into the Company, with the Company surviving the merger (the “IPO merger”). The prior holders of PGHL’s equity interests then outstanding received, as merger consideration, the right to receive 6.46 shares of the Company’s common stock for each such outstanding PGHL equity interest. The total merger consideration was 38,851,369 shares of the Company’s common stock, which then comprised 100% of the shares of the Company’s outstanding common stock.

As a result of the IPO merger, the assets and liabilities of the Company include, effective July 25, 2019, the assets and liabilities of PGHL. In addition, on July 24, 2019, in connection with the IPO merger, the Company’s duly adopted amended and restated certificate of incorporation (the “Certificate of Incorporation”) became effective, providing for, among other things, the authorization of 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. The consolidated financial statements, related notes and schedules have been restated for all historical periods prior to and including June 30, 2019, presented to give effect to the IPO merger and related conversion of shares, including reclassifying an amount equal to the change in value of common stock to additional paid-in capital, as well as the effectiveness of the Certificate of Incorporation.

Prior to the IPO merger, PGHL’s subsidiaries ProSight Specialty International Holdings Limited (“PSIH”) and ProSight Specialty European Holdings Limited (“PSEH”) were merged with and into ProSight Global, Inc., effective February 5, 2019.  Additionally, effective February 5, 2019, PSBL became a wholly-owned subsidiary of the Company. Prior to February 5, 2019, PSBL was a wholly-owned subsidiary of PSEH.

Initial Public Offering

On July 29, 2019, the Company completed its IPO with the sale of 7,857,145  shares of the Company’s common stock, including the issuance and sale by the Company of 4,285,715 shares of the Company’s common stock and the sale

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Fixed Maturity Securities

Fixed maturity securities may include U.S. treasury securities, government agency securities, municipal debt obligations, residential mortgage backed securities (“RMBS”), commercial mortgage backed securities (“CMBS”), collateralized loan obligations (“CLO”), asset backed securities (“ABS”) and corporate debt securities.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fixed maturity securities categorized as available-for-sale (“AFS”) are reported at estimated fair value and include those fixed income investments where the Company’s intent to carry such investments to maturity may be affected in future periods by changes in market interest rates, tax position or credit quality. Unrealized gains and losses, net of related deferred income taxes, on AFS securities are reflected in accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity.

The cost of fixed maturity securities is adjusted for the amortization of any purchase premiums and the accretion of purchase discounts from the time of purchase of the security to its sale or maturity. This amortization of premium and accretion of discount is recorded in net investment income in the consolidated statements of operations. Any realized gains or losses resulting from the sale of securities are recognized in realized investment gains (losses), net in the consolidated statements of operations.

Non-Redeemable Preferred Stock Securities

Non-redeemable preferred stock securities with readily determinable fair values are recorded at fair value. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income.

Bond Exchange-Traded Funds

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

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Credit Losses

The Company analyzes fixed maturity securities in an unrealized loss position for credit losses if they meet the following criteria: (i) they are trading in a significant loss position; (ii) failure of the issuer of the security to make scheduled interest or principal payments; (iii) there have been negative credit events with respect to the issuer; or (iv) there have been negative current events surrounding an issuer or the environment in which an issuer operates.

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

Fair Values of Financial Instruments

For fixed maturity securities, quoted prices in active markets are used to determine the fair value. When such information is not available, as in the case of securities that are not publicly traded, other valuation techniques are employed. These valuation techniques may include, but are not limited to, using third-party pricing sources (dealer marks), identifying comparable securities with quoted market prices and using internally prepared valuations based on certain modeling and pricing methods. For limited partnerships and limited liability companies, the Company utilizes statements of net asset value made available by the respective limited partnerships and limited liability companies. For notes payable, the Company takes into consideration, the interest-rate environment for benchmark interest rates, credit spreads for similar securities, as well as the Company’s rating and financial performance to calculate the fair value.

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

The Company maintains a reinsurance receivable allowance for credit losses based on sources of credit ratings of reinsurers and applies probabilities of default and loss given default to the total uncollateralized exposure including incurred but not reported (“IBNR”) by rating class.

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

Capitalized software as of December 31, 2020 and 2019, had unamortized balances of $31.4 million and $33.8 million, respectively. Depreciation on capitalized software commences once the software is placed into service. The Company recorded depreciation expense of $7.9 million, $7.0 million and $5.8 million for the years ended 2020, 2019 and 2018, respectively.

Other depreciable assets, primarily leasehold improvements, as of December 31, 2020 and 2019, had unamortized balances of $2.4 million and $3.3 million, respectively. The Company recorded depreciation expense of $1.1 million and $1.2 million and $1.5 million, for the years ended 2020, 2019 and 2018, respectively.

Income Taxes

The Company’s U.S. subsidiaries file a consolidated federal income tax return in the U.S.

The Company provides deferred income taxes on temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities based upon enacted tax rates. The effect of a change in tax rates is recognized in income in the period of change. The Company provides for a valuation allowance on certain deferred tax assets primarily as a result of the uncertainty that the Company can fully utilize all deferred taxes that arose from net operating losses (“NOLs”) incurred. This uncertainty stems from issues relating to the current economic conditions and limitations on the period that such losses can be carried forward prior to expiring. To the extent the Company generates future operating income to offset these losses, it may recover some or the entire amount of the deferred income taxes associated with temporary differences.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted which reduced the corporate tax rate from 35% to 21% effective January 1, 2018. This resulted in a re-measurement of the Company’s net deferred taxes

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The reserve for loss and loss adjustment expenses includes a provision for both reported claims (case reserves) and IBNR. IBNR estimates are generally calculated by first projecting the ultimate cost of all losses that have occurred (expected losses), and then subtracting paid losses, case reserves, and loss expenses. The reserve for loss and loss adjustment expenses represents management’s best estimate of unpaid losses and loss adjustment expenses using individual case-basis valuations and statistical analysis that is not discounted, with the exception of certain workers’ compensation claims. Workers’ compensation reserves for policy years between 2007 and 2020 were discounted at discount rates between 2.04% and 5.00%. Carried discounted reserves on these workers’ compensation claims, net of reinsurance, were $122.1 million and $116.9 million at December 31, 2020 and 2019, respectively. The amount of discount related to workers’ compensation reserves was $48.2 million and $47.4 million at December 31, 2020 and 2019, respectively.

The Company’s loss reserve review processes use actuarial methods that may vary by line of business. The actuarial methods used include the following methods:

●	Reported Loss Development Method: a reported loss development pattern is calculated based on historical loss development data, and this pattern is then used to project the latest evaluation of cumulative reported losses for each accident year or underwriting year, as appropriate, to ultimate levels;
●	Paid Development Method: a paid loss development pattern is calculated based on historical paid loss development data, and this pattern is then used to project the latest evaluation of cumulative paid losses for each accident year or underwriting year, as appropriate, to ultimate levels;
●	Expected Loss Ratio Method: expected loss ratios are applied to premiums earned, based on actuarial pricing expectation, or historical insurance industry results when company experience is deemed not to be sufficient; and
●	Bornhuetter-Ferguson Method: the results from the Expected Loss Ratio Method are essentially blended with either the Reported Loss Development Method or the Paid Development Method.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Although considerable variability is inherent in the estimates of reserves for losses and loss adjustment expenses, management believes the reserve is adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

Share-Based Compensation

Entities are required to measure compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards and recognize compensation expense over the service period that the awards are expected to vest. The Company records compensation costs on a straight-line basis over the vesting period of all awards except when an award requires accelerated recognition. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. Stock-based compensation expense related to long-term incentive awards and director restricted stock units (“RSUs”) are included in general and administrative expenses in the Company’s consolidated statements of operations. Stock-based compensation expense related to supplemental RSUs and founders grant awards are included in other expenses in the Company’s consolidated statements of operations.

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

Earnings Per Share

Basic earnings per share of common stock is based on the weighted-average number of shares of outstanding common stock, par value $0.01 per share, of the Company (“Common Stock”) during the period, and vested RSUs. Vested RSUs awaiting conversion into common stock were 489,439 for the year ended December 31, 2020, 906,182 for the year ended December 31, 2019 and 548,292 for the year ended December 31, 2018. Diluted earnings per share of Common Stock are based on those shares used to calculate basic earnings per share of Common Stock plus the dilutive effect of unvested stock-based compensation awards. Basic and diluted earnings per share are calculated by dividing net income by the applicable weighted-average number of shares outstanding during the period. The Company did not declare any stock dividends for the years ended December 31, 2020, 2019 and 2018.

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

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Recently Adopted Accounting Standards

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

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

literature are disclosure only, ASU 2018-13 did not have an impact on the Company’s financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 shortens the amortization period of the premium for certain callable debt securities, from the contractual maturity date to the earliest call date. ASU 2017-08 is effective for public entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. For the Company, ASU 2017-08 is effective for annual periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company’s adoption of this guidance did not have a material impact on its financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”). ASU 2017-04 modifies the goodwill impairment test by eliminating Step 2. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however the loss recognized should not exceed the total amount of goodwill. ASU 2017-04 is effective for public entities for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. For the Company, ASU 2017-04 is effective for its annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company’s adoption of this guidance did not have a material impact on its financial condition or results of operations.

Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other —  Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 provides the option to apply prospectively to costs for activities performed on or after the date that the entity first adopts or retrospectively in accordance with guidance on accounting changes. This update ASU 2018-15 is effective for public entities for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. For the Company, ASU 2018-15 is effective for annual periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. The Company will adopt ASU 2018-15 in the first quarter of 2021 and does not currently believe that the implementation will have a material impact to the Company’s financial condition or results of operations.

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

4. Statements of Cash Flow

Supplemental cash flow information for the years ended December 31, 2020, 2019 and 2018, is as follows:

	December 31
($ in thousands)	2020	2019	2018
Cash paid (received) during the period for:
Interest	$12,915	$12,865	$12,377
Federal income tax	$5,553	$(780)	$135
Non-cash activity:
Operating lease right-of-use assets due to the adoption of ASU 2016-02 - continuing operations	$2,794	$—	$—
Operating lease right-of-use assets due to the adoption of ASU 2016-02 - discontinued operations	$2,173	$—	$—
Operating lease liabilities due to the adoption of ASU 2016-02 - continuing operations	$3,099	$—	$—
Operating lease liabilities due to the adoption of ASU 2016-02 - discontinued operations	$2,508	$—	$—
Tax benefit on payments related to offering costs	$635	$—	$—

In 2020, there was a conversion of 364,948 RSUs into common shares accounted for as a non-cash transaction.

5. Goodwill and Net Intangibles Assets

On November 23, 2010, the Company acquired 100% of NYMAGIC, Inc.’s outstanding common stock for a cash price of $25.75 per share or approximately $231.9 million. The acquisition of NYMAGIC, Inc. provided a platform for which the Company could issue insurance policies. The fair value of net assets acquired amounted to $220.0 million after

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

fair value adjustments of $9.5 million. The cash purchase price paid in excess of the fair value of net assets acquired was equal to goodwill of $11.9 million.

Intangible assets acquired include the value of licenses, trade names, agency relationships, non-compete agreements, renewal rights, and valuation of business acquired. Intangible assets acquired included $17.1 million, which are not subject to amortization, and $13.6 million that amortizes over a period of 2 to 15 years. Of the $13.6 million intangible assets acquired, $0.1 million remain to be amortized at December 31, 2020.

Goodwill and other intangible assets not subject to amortization are tested for impairment annually, in the fourth quarter. As of December 31, 2020, there was no impairment of other intangible assets not subject to amortization.

On January 14, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) under the terms of which all outstanding shares of common stock of the Company would be acquired in an all-cash transaction valued at approximately $586.0 million. Using the market approach, the fair value of the Company was determined to be less than its carrying amount. As the difference between the Company’s carrying amount and its fair value was greater than the carrying amount of goodwill, the Company recognized an impairment charge of $11.9 million within other expense in the Company’s consolidated statements of operations for the year ended December 31, 2020 equal to the total carrying amount of goodwill. For a further discussion of the proposed merger and the Merger Agreement, see Item 1. “Business” and Note 22. “Subsequent Events” to our consolidated financial statements on this Annual Report.

($ in thousands)	Goodwill	Other Intangibles	Total
December 31, 2018	$11,911	$17,308	$29,219
Amortization	—	30	30
December 31, 2019	$11,911	$17,278	$29,189
Amortization	—	30	30
Impairment	11,911	—	11,911
December 31, 2020	$—	$17,248	$17,248

The status of the goodwill and net intangible assets is presented in the following tables:

		Accumulated
($ in thousands)	Gross	Amortization	Impairment	Net	Useful Life
December 31, 2020
Goodwill	$11,911	$—	$(11,911)	$—	Indefinite
State licenses	17,100	—	—	17,100	Indefinite
Other	178	(30)	—	148	15 years
Net balance	$29,189	$(30)	$(11,911)	$17,248
December 31, 2019
Goodwill	$11,911	$—	$—	$11,911	Indefinite
State licenses	17,100	—	—	17,100	Indefinite
Other	208	(30)	—	178	Varies up to 15 years
Net balance	$29,219	$(30)	$—	$29,189

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The estimated amortization of intangible assets for the next five years is as follows:

($ in thousands)
2021	$30
2022	30
2023	30
2024	30
2025	28
$148

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

In terms of the sale agreement, the Company will continue to meet Funds at Lloyd’s (“FAL”) obligations with respect to the Syndicate. In that regard, at December 31, 2020, the Company has placed collateral of $35.2 million in the form of cash, securities and Letters of Credit.

As part of the Company’s exit from the insurance market in U.K., all of the Syndicate’s reinsurance of the Company’s U.S. based insurance companies was commuted, and business sourced by PSIB to the Syndicate was reinsured back to the Company’s U.S. based insurance subsidiaries via 100% quota share reinsurance provided by New York Marine.

In connection with the above sale, the Company provided Aggregate Stop Loss reinsurance protection for development of the Syndicate covered reserves for which the Company has a liability of $32.0 million and $24.0 million as of December 31, 2020 and 2019, respectively.

Loss from discontinued operations, net of taxes in its consolidated statements of operations are comprised of the following:

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Years Ended December 31
($ in thousands)	2020	2019	2018
Revenues
Net earned premiums	$295	$611	$1,173
Net investment income	73	142	514
Realized investment gains, net	1,260	1,267	830
Other income	—	—	338
Total revenues	1,628	2,020	2,855

Expenses
Net losses and loss adjustment expenses incurred	8,295	10,463	11,197
Policy acquisition expenses	93	218	401
General and administrative expenses	823	57	(8,401)
Interest expense	—	—	218
Total expenses	9,211	10,738	3,415
Loss from discontinued operations before income taxes	(7,583)	(8,718)	(560)
Income tax benefit	(2,061)	(2,114)	(1,374)
Net (loss) income from discontinued operations	$(5,522)	$(6,604)	$814

The following represents the carrying amounts of assets and liabilities associated with the exit from the insurance market in the U.K. reported as discontinued operations in its consolidated balance sheets:

	December 31
($ in thousands)	2020	2019
Assets
Cash and investments	$10,939	$10,428
Other assets	10,415	11,156
Total assets	$21,354	$21,584

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$32,414	$24,169
Other liabilities	5,315	7,409
Total liabilities	$37,729	$31,578

7. Investments

The Company’s investment portfolio consists of fixed maturity securities, commercial levered loans, limited partnerships and limited liability companies, non-redeemable preferred stock securities, bond exchange-traded funds, and short-term investments. Fixed maturity securities may include U.S. Treasury securities, government agency securities, municipal debt obligations, residential mortgage-backed securities, commercial mortgage-backed securities, collateralized loan obligations, asset-backed securities and corporate debt securities. Corporate debt securities may include investment grade and below investment grade bonds, bank loan investments and redeemable preferred stock securities. The Company has designated its investments in fixed maturity securities as available-for-sale securities.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(a)   A summary of the Company’s investment components is presented below:

	December 31
($ in thousands)	2020		2019
Fixed maturity securities, AFS (fair value):
U.S. Treasury securities	$52,157	2.2%	$49,985	2.3%
Government agency securities	31,007	1.3	6,531	0.3
Corporate debt securities	1,397,031	57.7	1,338,812	61.8
Municipal debt obligations	207,094	8.5	79,815	3.7
ABS	55,258	2.3	73,582	3.4
CLO	139,126	5.7	179,549	8.3
CMBS	117,960	4.9	97,526	4.5
RMBS – non-agency	116,136	4.8	71,610	3.3
RMBS – agency	150,288	6.2	143,272	6.6
Total fixed maturity securities, AFS	2,266,057	93.6	2,040,682	94.2
Short-term investments	154	0.0	43,873	2.0
Commercial levered loans (amortized cost)	12,308	0.5	14,069	0.7
Non-redeemable preferred stock securities	7,049	0.3	—	—
Bond exchange-traded funds	44,882	1.9	—	—
Limited partnerships and limited liability companies (fair value)	90,468	3.7	66,660	3.1
Total investments	$2,420,918	100.0%	$2,165,284	100.0%

At December 31, 2020 and 2019, 91.7% and 91.1% of the fair value of the Company’s fixed maturity portfolios were considered investment grade, respectively. The Company held approximately $187.9 million and $181.0 million in fixed maturity securities that were below investment grade as of December 31, 2020 and 2019, respectively.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(b)   The gross unrealized gains and losses on fixed maturity securities included in assets from continuing operations at December 31, 2020, are as follows:

	Cost/		Gross	Gross
	Amortized	Credit Loss	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Allowance	Gains	Losses	Value
Fixed maturity securities:
U.S. Treasury securities	$50,248	$—	$1,909	$—	$52,157
Government agency securities	30,446	—	561	—	31,007
Corporate debt securities	1,317,667	(598)	86,447	(6,485)	1,397,031
Municipal debt obligations	198,773	—	8,437	(116)	207,094
ABS	54,989	—	696	(427)	55,258
CLO	140,615	—	154	(1,643)	139,126
CMBS	111,313	—	7,008	(361)	117,960
RMBS - non-agency	109,110	(859)	8,619	(734)	116,136
RMBS - agency	146,582	—	3,721	(15)	150,288
Total fixed maturity securities	$2,159,743	$(1,457)	$117,552	$(9,781)	$2,266,057

The gross unrealized gains and losses on fixed maturity securities included in assets from continuing operations at December 31, 2019, are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. Treasury securities	$49,161	$838	$(14)	$49,985
Government agency securities	6,522	23	(14)	6,531
Corporate debt securities	1,308,094	33,743	(3,025)	1,338,812
Municipal debt obligations	80,338	243	(766)	79,815
ABS	73,068	854	(340)	73,582
CLO	181,704	125	(2,280)	179,549
CMBS	95,810	1,863	(147)	97,526
RMBS - non-agency	62,343	9,458	(191)	71,610
RMBS - agency	142,363	1,256	(347)	143,272
Total fixed maturity securities	$1,999,403	$48,403	$(7,124)	$2,040,682

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(c) The following table summarizes the fair values and gross unrealized losses for fixed maturity securities in an unrealized loss position at December 31, 2020, grouped by asset class and by duration of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
						Total
	Fair	Unrealized	Fair	Unrealized	Total	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
Corporate debt securities	$36,450	$(740)	$101,628	$(5,745)	$138,078	$(6,485)
Municipal debt obligations	12,211	(73)	3,344	(43)	15,555	(116)
ABS	9,121	(364)	9,461	(63)	18,582	(427)
CLO	29,909	(215)	82,758	(1,428)	112,667	(1,643)
CMBS	17,559	(348)	800	(13)	18,359	(361)
RMBS - non-agency	11,759	(249)	6,723	(485)	18,482	(734)
RMBS - agency	2,467	(15)	—	—	2,467	(15)
Total fixed maturity securities	$119,476	$(2,004)	$204,714	$(7,777)	$324,190	$(9,781)

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

(d) The Company was holding 212 and 313 fixed maturity securities that were in an unrealized loss position at December 31, 2020 and 2019, respectively. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

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

For fixed maturity securities in an unrealized loss position that require a credit loss analysis, the Company estimates a present value of expected cash flows. If the results of the cash flow analysis indicate that the Company will not recover the full amount of its amortized cost basis, the Company records a credit loss for the excess of amortized cost over the present value of expected cash flows, not to exceed the unrealized loss. Changes in the credit loss allowance are

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

recognized through realized investment gains, net on the consolidated statements of operations. The credit loss allowance expense for fixed maturity securities was $1.5 million for the year ended December 31, 2020.

The following table is a rollforward of the credit loss allowance for fixed maturity securities:

	December 31,	Additions	Reduction	Reduction	Change in Securities	December 31,
($ in thousands)	2019	New Securities	Sales	Intent to Sell	with Previous Allowance	2020
Fixed maturity securities:
Corporate debt securities	$—	$1,166	$(121)	$—	$(447)	$598
ABS	—	180	(3)	—	(177)	—
CLO	—	6	—	—	(6)	—
RMBS - non-agency	—	1,151	(111)	—	(181)	859
Total fixed maturity securities allowance	$—	$2,503	$(235)	$—	$(811)	$1,457

(e)   The amortized cost and fair value of fixed maturity securities, which excludes the Company’s structured securities portfolio, at December 31, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$103,243	$104,316
Due after one through five years	628,897	657,996
Due after five through ten years	522,749	561,775
Due after ten years	311,799	332,195
	1,566,688	1,656,282
Structured securities:
Government agency securities	30,446	31,007
ABS	54,989	55,258
CLO	140,615	139,126
CMBS	111,313	117,960
RMBS - non-agency	109,110	116,136
RMBS - agency	146,582	150,288
Total fixed maturity securities	$2,159,743	$2,266,057

The Company did not have any non-income producing fixed maturity investments for the years ended December 31, 2020 or 2019, respectively.

(f)   The Company records its limited partnership and limited liability companies using net asset value, which the Company has determined to be the best indicator of fair value for these investments. At December 31, 2020 and 2019, the fair value of limited partnerships and limited liability companies was $90.5 million and $66.7 million, respectively. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income. The largest investment within the portfolio is the Pacific Investment Management Company LLC Tactical Opportunities fund, which is carried at $46.6 million at December 31, 2020.

The carrying values used for investments in limited partnerships and limited liability companies generally are established on the basis of the current valuations provided by the managers of such investments. These valuations are determined based upon the valuation criteria established by the governing documents of such investments or utilized in

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

(g)   The Company invests in commercial loans, which are private placements. Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for credit losses on loans. Interest on loans is calculated using the simple interest method on the daily principal amount outstanding. There was no allowance for credit losses on loans at December 31, 2020 and 2019, respectively.

(h)   Proceeds from sales and redemptions in AFS securities totaled $558.7 million, $302.9 million and $255.2 million for the years ended December 31, 2020, 2019 and 2018 respectively. Gross realized gains from sales and redemptions in AFS securities totaled $7.3 million, $1.4 million, and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Gross realized losses from sales and redemptions of AFS investments totaled $0.9 million, $0.7 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(i)   Net investment income included in net income from continuing operations in the consolidated statements of operations from each major category of investments for the years ended December 31, 2020, 2019 and 2018, is as follows:

($ in thousands)	2020	2019	2018
Fixed maturity securities	$62,621	$66,975	$55,765
Net limited partnerships and limited liability companies gains	11,690	3,101	1,081
Other	2,173	1,123	1,290
Gross investment income	76,484	71,199	58,136
Less: investment income attributable to funds withheld liabilities	(250)	(655)	(912)
Less: expenses	(3,213)	(1,647)	(1,253)
Net investment income	$73,021	$68,897	$55,971

(j)   Included in investments at December 31, 2020 and 2019, are securities required to be held by the Company (or those that are on deposit) with various regulatory authorities as required by law with a fair value of $233.4 million and $210.8 million, respectively. Fair value and carrying value of assets in the amount of $256.4 million and $241.0 million,

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

respectively, were on deposit in collateral agreements at December 31, 2020. Fair value and carrying value of assets in the amount of $367.1 million and $352.0 million, respectively, were on deposit in collateral agreements at December 31, 2019.

(k)   The investment portfolio has exposure to market risks, which include the effect of adverse changes in interest rates, credit quality, limited partnership value and illiquid securities, including commercial loan values, on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Risks from investments in limited partnerships and limited liability companies and illiquid securities risks include the potential loss from the diminution in the value of the underlying investment of the limited partnerships and limited liability companies and the potential loss from changes in the fair value of commercial loans.

(l) Non-redeemable preferred stock securities with readily determinable fair values are recorded at fair value. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income.

The change in fair value recognized in income on non-redeemable preferred stock securities for the year ended December 31, 2020 was a gain of $0.4 million. The gain consisted of an unrealized gain on non-redeemable preferred stock securities of $0.5 million and a loss recognized on the sale of non-redeemable preferred stock securities of $0.1 million.

(m) Bond exchange-traded funds with readily determinable fair values are recorded at fair value. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income.

The change in fair value recognized in income on bond exchange-traded funds for the year ended December 31, 2020 was a gain of $0.1 million. The gain consisted of an unrealized gain on bond exchange-traded funds securities of $0.2 million and a loss recognized on the sale of bond exchange-traded funds of $0.1 million.

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

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on nonbinding quotes from brokers or other market makers.

The following are the major categories of assets measured at fair value on a recurring basis at December 31, 2020 and 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31, 2020
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturity securities:
U.S. Treasury securities	$—	$52,157	$—	$52,157
Government agency securities	—	31,007	—	31,007
Corporate debt securities	—	1,139,066	257,965	1,397,031
Municipal debt obligations	—	207,094	—	207,094
ABS	—	55,258	—	55,258
CLO	—	139,126	—	139,126
CMBS	—	117,960	—	117,960
RMBS - non agency	—	116,136	—	116,136
RMBS - agency	—	150,288	—	150,288
Total fixed maturity securities	—	2,008,092	257,965	2,266,057
Non-redeemable preferred stock securities	—	5,649	1,400	7,049
Bond exchange-traded funds	44,882	—	—	44,882
Total categorized	$44,882	$2,013,741	$259,365	2,317,988

Investments measured at net asset value:
Limited partnerships and limited liability companies				90,468
Total of invested assets carried at fair value				$2,408,456

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2019
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturity securities:
U.S. Treasury securities	$—	$49,985	$—	$49,985
Government agency securities	—	6,531	—	6,531
Corporate debt securities	—	1,189,181	149,631	1,338,812
Municipal debt obligations	—	79,815	—	79,815
ABS	—	73,582	—	73,582
CLO	—	179,549	—	179,549
CMBS	—	97,526	—	97,526
RMBS - non agency	—	71,610	—	71,610
RMBS - agency	—	143,272	—	143,272
Total categorized	$—	$1,891,051	$149,631	2,040,682

Investments measured at net asset value:
Limited partnerships and limited liability companies				66,660
Total of invested assets carried at fair value				$2,107,342

The following tables disclose the carrying value and fair value of financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of December 31, 2020 and 2019:

	December 31, 2020
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$12,308	$12,180	$—	$—	$12,180

Liabilities
Notes payable	207,000	207,537	—	207,537	—
Unamortized debt issuance costs	(3,733)
Notes payable, net of debt issuance costs	$203,267

Secured loan payable	22,750	23,265	—	23,265	—
Unamortized debt issuance costs	(82)
Secured loan payable, net of debt issuance costs	$22,668

	December 31, 2019
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$14,069	$13,950	$—	$—	$13,950

Liabilities
Notes payable	165,000	167,507	—	167,507	—
Unamortized debt issuance costs	(307)
Notes payable, net of debt issuance costs	$164,693

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The fair value of the notes payable at December 31, 2020, approximated a price equal to $207.5 million or 100.3% of the par value. The fair value of the secured loan payable at December 31, 2020, approximated a price equal to $23.3 million or 102.3% of the par value. The fair value of the notes payable at December 31, 2019, approximated a price equal to $167.5 million or 101.5% of the par value.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs during the years ended December 31, 2020 and 2019:

		Non-Redeemable
	Corporate Debt	Preferred Stock	Level 3
($ in thousands)	Securities	Securities	Total
Fair value, December 31, 2018	$126,497	$—	$126,497
Total net gains (losses) for the period included in:
Other comprehensive income	3,011	—	3,011
Net realized loss	(5)	—	(5)
Purchases	23,905	—	23,905
Sales	—	—	—
Issuances	—	—	—
Settlements	(3,777)	—	(3,777)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, December 31, 2019	149,631	—	149,631
Total net gains (losses) for the period included in:
Other comprehensive income	6,241	—	6,241
Net realized loss	(5)	—	(5)
Purchases	107,197	1,400	108,597
Sales	—	—	—
Issuances	—	—	—
Settlements	(5,099)	—	(5,099)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, December 31, 2020	$257,965	$1,400	$259,365

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of AOCI for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Gross	Tax	Net
December 31, 2017	$22,265	$2,968	$19,297
Unrealized holding losses on fixed maturity securities	(53,582)	(10,842)	(42,740)
Amounts reclassified into net income	(1,557)	(429)	(1,128)
Other comprehensive loss	(52,025)	(10,413)	(41,612)
December 31, 2018	(29,760)	(7,445)	(22,315)
Unrealized holding gains on fixed maturity securities	77,920	16,277	61,643
Amounts reclassified into net income	2,037	162	1,875
Other comprehensive income	75,883	16,115	59,768
December 31, 2019	46,123	8,670	37,453
Unrealized holding gains on fixed maturity securities	71,872	15,009	56,863
Amounts reclassified into net income	7,697	1,352	6,345
Amounts reclassified as credit losses	(1,457)	(306)	(1,151)
Other comprehensive income	65,632	13,963	51,669
December 31, 2020	$111,755	$22,633	$89,122

The following table presents reclassifications out of AOCI attributable to the Company during the years ended December 31, 2020, 2019 and 2018:

	Line in Consolidated
($ in thousands)	Statements of Operations	2020	2019	2018
AOCI
Unrealized gains (losses) on securities	Realized investment gains (losses), net	$7,697	$2,037	$(1,557)
	Income tax expense	1,352	162	(429)
Reclassification adjustment for credit losses included in net income	Realized investment gains (losses), net	(1,457)	—	—
	Income tax expense	(306)	—	—
Total reclassifications		$5,194	$1,875	$(1,128)

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

Transition and Separation Agreement

On May 3, 2019, the Company entered into a Transition and Separation Agreement (the “Separation Agreement”) with its former Chief Executive Officer (the “former CEO”). Under the Separation Agreement, the former CEO and the Company agreed to a general release of claims and his compliance with the restrictive covenants. The Company recorded an expense of $0.3 million and $8.0 million for the years ended December 31, 2020 and 2019, respectively, within other expense in the consolidated statements of operations relating to the severance payments and benefits payable to the former

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CEO. Per the terms of the Separation Agreement, the former CEO’s profit interests (“P Shares”) were forfeited and outstanding RSUs are treated in accordance with the terms of the applicable award agreements. Additionally, the Company cancelled 137,987 shares of common stock in July 2019 with no consideration as per the terms of the Separation Agreement.

On January 23, 2020, the Company and the former CEO entered into an amendment to the Separation Agreement, which, among other things, provides that effective as of February 1, 2020, the former CEO resigned from his position as Executive Chairman of the Company.

Additionally, the Company entered into a niche management agreement with an independent agency founded by the former CEO. The Company recorded an expense of $0.6 million for the year ended December 31, 2020.

Investment Advisory Agreements with GSAM

A portion of the Company’s investment portfolio is managed by Goldman Sachs Asset Management, a related party. The Company is an investee of PI, which is held as an investment within GS Capital Partners VI funds. Related fees paid were $1.2 million, $1.3 million and $1.1 million in 2020, 2019 and 2018 respectively.

11. Insurance Operations

Reinsurance Transactions

The Company’s reinsurance agreements do not relieve its direct obligations to insureds. Thus, a credit exposure exists to the extent that any reinsurer fails to meet its obligations to the Company.

The reinsurers with the three largest uncollateralized obligations to the Company at December 31, 2020, were the Swiss Reinsurance America Corporation, Munich Reinsurance America Inc. and Harco National Insurance Company, which represented 26.0%, 8.0% and 8.4%, respectively, of the Company’s reinsurance recoverables, net of funds held and collateral. Swiss Reinsurance America Corporation and Munich Reinsurance America Inc. and are rated A+ (Superior) by A.M. Best Company. Harco National Insurance Company is rated A- (Excellent) by A.M. Best Company.

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

During 2018 and following the transition of the U.S. business back to New York Marine, the WAQS were terminated. To the extent of unearned premium at the time of termination, ceded written premiums, net of the ceding commission, was returned. Reserve for unpaid losses and loss adjustment expenses on premium earned prior to the cut-off termination remained in reinsurance receivables on unpaid losses on the consolidated balance sheets. The reinsurance receivables on unpaid losses under the WAQS were $0.0 million and $33.1 million as of December 31, 2020 and 2019. In January 2020, the WAQS were commuted at no gain or loss to the Company. Loss reserve development on the reserves ceded under the WAQS is included in continuing operations.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended December 31, 2020, 2019 and 2018 under the WAQS the Company recorded the following:

($ in thousands)	2020	2019	2018
(Return of ceded prepaid) ceded written premium	$—	$(3)	$(58,857)
Ceded earned premium	—	(3)	14,560
(Increase) reduction to net loss and loss adjustment expenses incurred	—	(4,746)	9,514
Reduction to policy acquisition expenses	—	4,743	3,955
Reduction to pre-tax income	$—	$—	$1,091

Total reinsurance ceded and assumed relating to premiums written, earned premiums and net losses and loss adjustment expenses incurred for the years ended December 31, 2020, 2019 and 2018 are as follows:

($ in thousands)	2020	2019	2018
Written premiums
Direct written premiums	$814,266	$964,512	$889,526
Assumed from other companies	2,824	3,499	5,586
Ceded to other companies	122,912	115,871	45,038
Net written premiums	$694,178	$852,140	$850,074

Earned premiums
Direct earned premiums	$846,749	$918,718	$844,234
Assumed from other companies	3,017	3,887	10,266
Ceded to other companies	112,011	114,751	123,715
Net earned premiums	$737,755	$807,854	$730,785
Percent of amount assumed to net	0.4%	0.5%	1.4%

Losses and loss adjustment expenses incurred
Direct net losses and loss adjustment expenses incurred	$553,967	$556,051	$485,770
Assumed from other companies	8,862	9,298	(3,209)
Ceded to other companies	90,158	64,324	47,731
Net losses and loss adjustment expenses incurred	$472,671	$501,025	$434,830

In 2016, the Company entered a retroactive reinsurance agreement with an authorized reinsurer covering accident year 2015 and prior Primary and Excess Workers’ Compensation net losses and loss adjustment expenses incurred. Subject carried reserves at the January 1, 2016 effective date were $306.4 million. The reinsurance provides $100.0 million limit on respective paid losses excess of $315.0 million retention. The reinsurance cover has a retrospective rating feature of $47.6 million of additional premium accumulating at approximately 3% per annum. This amount is 100% recoverable to the Company to the extent losses do not exceed the retention. At December 31, 2020, the Company’s estimate of respective loss development remains below the retention.

In 2017, the Company entered into a retroactive reinsurance agreement for the 2016 accident year. Subject carried reserves at the January 1, 2017 effective date were $96.5 million. The reinsurer provides a $35.0 million limit on respective paid losses in excess of $106.5 million. The reinsurance cover has a retrospective rating feature of $18.0 million of premium accumulating at approximately 4% per annum. These amounts are 100% recoverable to the Company to the extent losses do not exceed the retention. At December 31, 2020, the Company’s estimate of respective loss development remains below the retention and the adjustable premium is accrued as fully recoverable.

In 2018, the Company entered into a retroactive reinsurance agreement for the 2017 accident year. Subject carried reserves at the January 1, 2018 effective date were $107.8 million. The reinsurer provides a $40.0 million limit on

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

respective paid losses in excess of $119.3 million. The reinsurance cover has a retrospective rating feature of $21.0 million of premium accumulating at approximately 4% per annum. These are 100% recoverable to the Company to the extent losses do not exceed the retention. At December 31, 2020, the Company’s estimate of respective loss development remains below the retention and the adjustable premium is accrued as fully recoverable.

Allowance for Credit Losses

The following table is rollforward of the receivable allowance balances related to the risk of credit default as of December 31, 2020:

($ in thousands)
Year Ended December 31, 2020	December 31, 2019	Current Provision	Write-offs	Recoveries	December 31, 2020
Premium receivable	$5,056	$2,642	$(841)	$60	$6,917
Reinsurance receivable on paid and unpaid losses	505	201	—	—	706
Total receivable allowance	$5,561	$2,843	$(841)	$60	$7,623

The majority of the allowance for credit loss for premium receivables relates to audit premium on workers’ compensation coverages assessed during or after the period of coverage whereby there is limited ability to cancel or limit coverage. In the final collection action at the insured level, collection agencies are typically engaged. The amount with collection agencies as of December 31, 2020 was $6.9 million.

The reinsurance receivable allowance for credit loss is based on the credit ratings of reinsurers. Uncollateralized exposure on unrated or counterparties rated below investment grade at December 31, 2020 is $3.7 million. At December 31, 2020, 97.4% of uncollateralized exposures are rated above investment grade.

Distribution Partners

The Company negotiates with distribution partners to write direct premium on behalf of the Company’s affiliates. In January 2019, a distribution partner of the Company was acquired by a third-party insurance carrier. The Company has not received any premiums from this distribution partner other than audit premiums after the first quarter of 2019.

The three distribution partners contributing the largest amounts of direct written premium (excluding the former distribution partner) totaled $275.0 million, $267.8 million and $240.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Unpaid Losses

Unpaid losses are based on individual case estimates for losses reported and include a provision for incurred but not reported and for losses and loss adjustment expenses. The following table provides a roll forward of the Company’s reserve for unpaid losses and loss adjustment expenses:

($ in thousands)	2020	2019	2018
Gross reserve for unpaid losses and loss expenses, at beginning of year	$1,521,648	$1,396,812	$1,258,237
Ceded reserve for unpaid losses and loss expenses, at beginning of year	193,952	185,295	201,156
Net reserve for unpaid losses and loss expenses, at beginning of year	1,327,696	1,211,517	1,057,081
Add:
Incurred losses and loss expenses occurring in the:
Current year	456,724	482,989	439,847
Prior years	710	3,154	(5,017)
Prior years attributable to adjusted premium	15,237	14,882	—
Total net losses and loss adjustment expenses incurred	472,671	501,025	434,830
Less:
Paid losses and loss expenses for claims occurring in the:
Current year	47,937	66,522	47,734
Prior years	320,050	318,324	232,660
Total paid losses and loss expenses for claims	367,987	384,846	280,394
Net reserve for unpaid losses and loss expenses, at end of year	1,432,380	1,327,696	1,211,517
Ceded reserve for unpaid losses and loss expenses, at end of year	170,522	193,952	185,295
Gross reserve for unpaid losses and loss expenses, at end of year	$1,602,902	$1,521,648	$1,396,812

During the year ended December 31, 2020 the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2019 and prior developed unfavorably by $0.7 million driven by unfavorable development of $21.8 million in General Liability, $16.8 million unfavorable development in Commercial Multiple Peril and $8.1 million unfavorable development in Commercial Auto, partially offset by $36.5 million of favorable development in Workers’ Compensation and $9.5 million of favorable development in All Other lines. In addition, the Company incurred $15.2 million of losses and loss adjustment expenses related to premium adjustments earned during the year ended December 31, 2020, attributable to accident years 2019 and 2018. The unfavorable development in General Liability, Commercial Multiple Peril and Commercial Auto related to 2013 through 2017 accident years due largely to increased severities in runoff components. The favorable development in Workers’ Compensation derived from lower than expected claims severity across all customer segments primarily in accident years 2015 through 2018. The favorable development in All Other lines was driven mostly by Ocean Marine.

During the year ended December 31, 2019 the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2018 and prior developed unfavorably by $3.2 million driven primarily by unfavorable development of $16.4 million in Commercial Multiple Peril, $11.3 million in General Liability, partially offset by favorable development of $22.8 million in Workers’ Compensation. The unfavorable development in Commercial Multiple Peril was primarily from the Media and Entertainment customer segment in accident years 2013 through 2016 from a longer development trend than that underlying the historical performance of premises liability. The unfavorable development in General Liability primarily related to 2013 through 2016 accident years due to increased severities in the Real Estate customer segment and run off components within the Other customer segment. The favorable development in Workers’ Compensation derived from lower than expected claims severity across all customer segments primarily in accident years 2013 through 2015 and accident year 2017. In addition, the Company incurred $14.9 million of losses and loss adjustment expenses related to premium earned during the year ended December 31, 2019, attributable to accident year 2018.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Incurred and Paid Claims Development

The following information presented summarizes incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of IBNR. IBNR anticipates both the development of existing claims and emergence of any new claims. The information about incurred and paid claims development for accident years 2011 through 2019 is unaudited and is presented as supplementary information. Information is also included for the portion of the reserve for unpaid losses and loss adjustment expenses, net of reinsurance that related to IBNR and the cumulative number of reported insurance claims. Claims are counted at the occurrence (e.g. date of the accident), line of business which is in accordance with the Company’s statutory filings, and policy level. For example, if a single occurrence (e.g. an auto accident) leads to a claim under an auto and an associated umbrella policy, they are each counted separately. Conversely, multiple claimants under the same occurrence/line/policy would contribute only a single count. The claim counts provided are on an accident year basis. A claim is considered reported when a reserve is established or a payment is made. Therefore, claims closed without payment are included in the claim counts as long as there was an associated case reserve at some point in its life cycle. The following tables are in thousands except claim counts.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

All Lines - Incurred
	Unaudited										IBNR as of	Cumulative

	For the Years Ended										December 31,	Claim
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	Counts
Prior											$23,493
2011	$115,644	$128,879	$126,752	$122,773	$124,543	$131,081	$124,798	$131,385	$131,360	$131,113	6,974	4,421
2012		137,380	157,477	157,985	165,015	165,889	156,355	159,120	158,523	164,197	4,031	6,633
2013			210,368	222,277	232,660	251,353	243,567	237,900	249,802	252,393	13,838	13,246
2014				286,842	312,987	323,792	333,865	342,788	356,733	367,034	26,909	16,350
2015					384,269	407,279	407,427	395,751	430,942	433,918	34,523	20,896
2016						390,430	423,538	406,204	416,266	416,317	47,411	20,124
2017							354,948	361,299	339,505	354,402	110,963	18,763
2018								422,104	406,199	403,545	172,717	19,252
2019									457,973	460,080	231,758	21,018
2020										430,179	303,172	12,264
										$3,413,178	$975,789

All Lines – Paid
	Unaudited

	For the Years Ended
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$14,796	$51,006	$65,103	$76,731	$88,243	$98,411	$105,584	$109,007	$111,247	$110,798
2012		16,619	48,276	73,249	98,960	119,374	130,200	136,909	139,793	148,826
2013			27,465	74,012	115,396	158,978	181,989	192,476	214,863	221,768
2014				44,738	111,919	166,907	217,986	250,928	280,933	305,157
2015					75,043	159,708	234,756	281,637	331,748	360,249
2016						78,271	150,198	204,589	266,496	316,092
2017							54,026	116,204	163,937	194,952
2018								45,012	112,889	163,878
2019									66,522	154,243
2020										66,226
										2,042,189
						Incurred less paid				1,370,989
						Reserves 2010 and prior				55,436
						Other(1)				5,955
						Total net reserve for unpaid losses and loss adjustment expenses				$1,432,380
(1)	Other category represents unallocated loss adjustment expense reserves $40.3 million, discounting of loss reserves ($48.3) million, retroactive reinsurance agreements $10.8 million and other of $3.2 million.

The following table presents the historical average annual percentage payout of incurred claims, net of reinsurance, as of December 31, 2020:

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
14%	19%	14%	13%	11%	7%	7%	2%	4%	—%

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Commercial Auto

The following tables represent information on the Company’s unpaid losses and loss adjustment expenses incurred and cumulative paid losses, since 2011 for Commercial Auto line, in thousands except claim counts:

Commercial Auto-Incurred
	Unaudited										IBNR as of	Cumulative

	For the Years Ended										December 31,	Claim
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	Counts
Prior
2011	$13,864	$13,462	$11,260	$11,231	$12,547	$12,547	$12,508	$12,476	$12,476	$12,755	$—	1,219
2012		21,101	29,959	36,319	43,031	42,028	41,479	41,572	39,231	40,112	—	1,746
2013			47,191	50,752	63,764	77,570	76,768	72,265	81,422	82,221	295	6,225
2014				74,185	95,283	105,528	112,157	113,747	113,790	115,781	735	8,232
2015					120,137	139,415	152,268	146,757	155,266	158,586	1,789	11,156
2016						114,568	124,760	119,931	124,166	129,184	3,616	9,651
2017							81,986	79,156	71,068	71,849	6,510	7,073
2018								87,993	78,777	82,562	14,403	7,216
2019									115,393	109,586	33,811	9,211
2020										98,045	62,409	5,403
										$900,681	$123,568

	Commercial Auto – Paid
	Unaudited

	For the Years Ended
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$4,717	$7,791	$7,250	$9,111	$11,587	$12,005	$12,123	$12,117	$12,128	$12,754
2012		6,660	15,397	25,280	33,248	39,680	40,852	41,305	38,657	40,090
2013			13,015	26,773	43,403	64,073	72,906	71,010	79,066	79,556
2014				21,692	52,048	74,431	96,385	108,102	110,883	113,915
2015					37,964	74,524	107,063	126,831	142,806	149,411
2016						39,580	63,123	83,161	102,003	118,545
2017							19,950	34,659	47,199	58,538
2018								16,709	32,698	52,510
2019									22,082	51,448
2020										17,198
										693,965
							Incurred less paid			$206,716

The following table presents the historical average annual percentage payout of incurred claims, net of reinsurance, as of December 31, 2020:

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
22%	22%	19%	17%	12%	2%	5%	(2)%	3%	5%

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

General Liability

The following tables represent information on unpaid losses and loss adjustment expenses incurred and cumulative paid losses, since 2011 for the Company’s General Liability line, in thousands except claim counts:

General Liability – Incurred
	Unaudited										IBNR as of	Cumulative

	For the Years Ended										December 31,	Claim
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	Counts
Prior											$6,356
2011	$45,894	$58,633	$61,398	$60,375	$63,264	$67,791	$62,127	$66,641	$64,682	$64,241	524	1,533
2012		42,685	43,677	38,288	42,401	45,771	46,312	48,096	50,509	51,503	1,292	1,488
2013			48,466	61,785	62,618	70,459	60,613	61,796	69,565	69,835	5,375	2,615
2014				70,878	77,255	78,801	93,468	104,281	114,976	120,427	11,986	3,103
2015					80,225	80,411	78,163	80,514	93,808	98,153	14,628	3,018
2016						93,737	101,479	92,401	91,228	98,812	20,493	2,898
2017							99,845	100,306	94,554	107,430	44,829	2,992
2018								142,486	137,525	137,672	79,149	3,113
2019									153,650	159,357	116,813	2,893
2020										164,875	149,052	2,076
										$1,072,305	$450,497

	General Liability – Paid
	Unaudited

	For the Years Ended
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$5,009	$18,912	$30,123	$37,344	$44,166	$50,136	$54,250	$56,659	$57,932	$59,367
2012		945	8,844	14,751	24,257	32,585	36,521	40,754	45,509	48,297
2013			1,930	10,941	22,152	36,493	46,821	55,148	66,439	69,798
2014				5,456	14,032	28,581	41,079	53,712	73,491	84,494
2015					5,404	14,720	25,931	39,407	61,168	75,037
2016						3,547	13,873	25,223	47,333	63,646
2017							2,596	11,279	26,354	40,828
2018								2,223	15,625	31,347
2019									3,487	18,404
2020										2,276
										493,494
						Incurred less paid				$578,811

The following table presents the historical average annual percentage payout of incurred claims, net of reinsurance, as of December 31, 2020:

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
3%	11%	13%	15%	15%	13%	10%	6%	4%	2%

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Workers’ Compensation

The following tables represent information on unpaid losses and loss adjustment expenses incurred and cumulative paid losses, since 2011 for the Company’s Workers’ Compensation line, in thousands except claim counts:

Workers’ Compensation – Incurred
	Unaudited										IBNR as of	Cumulative

	For the Years Ended										December 31,	Claim
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	Counts
Prior											$13,370
2011	$28,987	$22,186	$23,576	$21,411	$19,489	$21,943	$18,986	$21,247	$23,750	$26,870	6,450	203
2012		46,503	51,724	53,038	48,983	47,373	38,501	38,835	38,919	39,689	2,739	1,776
2013			76,844	71,683	70,939	68,109	71,532	69,729	64,727	66,457	8,150	2,702
2014				88,181	81,628	83,543	74,134	69,886	67,784	69,102	12,909	2,682
2015					101,762	101,410	89,383	82,212	87,570	81,504	13,798	3,891
2016						99,292	109,623	103,382	102,716	85,553	14,347	4,373
2017							102,250	101,691	93,134	85,197	45,929	4,698
2018								116,278	118,973	116,178	62,582	5,157
2019									97,485	94,627	52,783	5,081
2020										45,460	31,863	1,853
										$710,637	$264,920

	Workers’ Compensation – Paid
	Unaudited

	For the Years Ended
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$473	$4,148	$5,127	$5,503	$7,239	$8,662	$8,978	$9,971	$10,841	$11,525
2012		2,381	5,481	10,598	14,634	18,468	23,694	25,495	26,237	27,785
2013			2,639	12,579	20,520	26,088	29,036	32,962	35,793	38,745
2014				4,644	14,901	24,411	35,131	39,846	42,423	49,285
2015					6,504	18,434	27,423	33,543	38,061	42,790
2016						10,891	24,557	35,385	43,171	48,867
2017							8,631	22,462	30,776	27,305
2018								9,563	29,008	37,098
2019									9,745	26,871
2020										7,219
										317,490
							Incurred less paid			$393,147

The following table presents the historical average annual percentage payout of incurred claims, net of reinsurance, as of December 31, 2020:

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
9%	15%	10%	7%	6%	6%	6%	4%	4%	3%

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Commercial Multiple Peril

The following tables represent information on unpaid losses and loss adjustment expenses incurred and cumulative paid losses, since 2011 for the Company’s Commercial Multiple Peril line, in thousands except claim counts:

Commercial Multiple Peril – Incurred
	Unaudited										IBNR as of	Cumulative

	For the Years Ended										December 31,	Claim
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	Counts
Prior
2011	$—	$—	$11	$7	$6	$6	$2	$2	$2	$2	$—	—
2012		96	94	73	49	39	813	813	813	813	—	5
2013			968	1,065	1,051	1,442	8,226	8,250	8,198	8,286	2	54
2014				13,037	15,884	16,448	25,915	27,126	30,172	31,876	1,067	615
2015					27,876	27,542	17,952	18,345	24,144	24,637	3,462	1,017
2016						34,010	30,379	34,883	44,758	48,370	8,071	1,203
2017							37,760	44,044	44,260	56,196	12,530	1,455
2018								39,507	37,015	35,681	14,143	1,237
2019									36,895	38,194	19,552	1,151
2020										47,101	25,682	906
										$291,156	$84,509

Commercial Multiple Peril – Paid
	Unaudited

	For the Years Ended
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$—	$—	$—	$—	$—	$—	$2	$2	$2	$2
2012		—	—	1	1	2	813	813	813	813
2013			43	192	312	754	8,083	8,149	8,157	8,265
2014				1,795	4,271	7,358	20,545	22,880	26,366	27,666
2015					6,879	14,751	8,949	14,293	20,676	22,552
2016						4,974	7,028	16,715	27,870	36,813
2017							7,270	19,733	27,816	36,941
2018								5,323	11,953	16,420
2019									5,940	12,857
2020										13,054
										175,383
							Incurred less paid			$115,773

The following table presents the historical average annual percentage payout of incurred claims, net of reinsurance, as of December 31, 2020:

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
16%	16%	10%	23%	22%	10%	3%	1%	—%	—%

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

All Other

The following tables represent information on unpaid losses and loss adjustment expenses incurred and cumulative paid losses, since 2011 for the Company’s All Other lines in thousands except claim counts:

All Other Lines – Incurred
	Unaudited										IBNR as of	Cumulative

	For the Years Ended										December 31,	Claim
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	Counts
Prior											$3,767
2011	$26,899	$34,597	$30,507	$29,749	$29,238	$28,794	$31,176	$31,018	$30,450	$27,245	—	1,466
2012		26,995	32,022	30,266	30,551	30,678	29,250	29,803	29,051	32,080	—	1,618
2013			36,900	36,992	34,287	33,773	26,428	25,859	25,890	25,594	16	1,650
2014				40,562	42,938	39,473	28,192	27,749	30,011	29,848	212	1,718
2015					54,269	58,501	69,660	67,924	70,154	71,038	846	1,814
2016						48,824	57,296	55,607	53,398	54,398	884	1,999
2017							33,108	36,102	36,489	33,730	1,165	2,545
2018								35,839	33,909	31,452	2,440	2,529
2019									54,550	58,316	8,799	2,682
2020										74,698	34,166	2,026
										$438,399	$52,295

All Other Lines – Paid
	Unaudited

	For the Years Ended
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$4,597	$20,155	$22,603	$24,773	$25,251	$27,608	$30,231	$30,259	$30,344	$27,150
2012		6,634	18,554	22,619	26,821	28,639	28,319	28,542	28,577	31,841
2013			9,838	23,526	29,009	31,569	25,144	25,206	25,408	25,404
2014				11,150	26,667	32,126	24,846	26,388	27,770	29,797
2015					18,292	37,279	65,390	67,563	69,037	70,459
2016						19,279	41,618	44,104	46,119	48,221
2017							15,580	28,070	31,792	31,340
2018								11,194	23,605	26,503
2019									25,268	44,663
2020										26,479
										361,857
							Incurred less paid			$76,542

The following table presents the historical average annual percentage payout of incurred claims, net of reinsurance, as of December 31, 2020:

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
34%	39%	18%	2%	—%	3%	4%	—%	6%	(12)%

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

The Company’s asbestos and environmental related losses were as follows:

	December 31, 2020
($ in thousands)	Gross	Ceded	Net
Balance at beginning of year	$12,810	$4,518	$8,292
Incurred losses and loss adjustment expense	175	36	139
Payments for losses and loss adjustment expenses	300	84	216
Balance at end of year	$12,685	$4,470	$8,215

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2019
($ in thousands)	Gross	Ceded	Net
Balance at beginning of year	$14,262	$6,016	$8,246
Incurred losses and loss adjustment expense	430	66	364
Payments for losses and loss adjustment expenses	1,882	1,564	318
Balance at end of year	$12,810	$4,518	$8,292

Additionally, the Company has assumed asbestos and environmental reserves on a retroactive basis from prior members of the pool. The gross liability related to the same was $7.9 million and $8.4 million as of December 31, 2020 and 2019 respectively.

The Company believes that the uncertainty surrounding asbestos and environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for asbestos and environmental-related claims. Given the uncertainty in this area, losses from asbestos and environmental-related claims may develop adversely and accordingly, management is unable to estimate the range of possible loss that could arise from asbestos and environmental-related claims. However, the Company’s net unpaid reserves for loss and loss adjustment expenses, in the aggregate, as of December 31, 2020, represent management’s best estimate.

Salvage and Subrogation

Estimates of salvage and subrogation recoverable on paid and unpaid losses have been recorded as a reduction of unpaid losses and amounted to $52.1 million and $27.5 million at December 31, 2020 and 2019, respectively.

Deferred Policy Acquisition Costs

The following table presents a roll forward of the deferred policy acquisition costs and are net of reinsurance:

($ in thousands)
December 31, 2018	$93,613
Acquisition costs deferred	189,970
Acquisition costs expensed	(184,771)
December 31, 2019	98,812
Acquisition costs deferred	168,051
Acquisition costs expensed	(172,426)
December 31, 2020	$94,437

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

PSIH acquired several entities in the U.K. in order to build the Syndicate. The Company changed its strategic direction with respect to its U.K. operations and placed the Syndicate into run-off, and then entered into a two-phase sale transaction to exit its U.K. operations, which closed in October 2017 and March 2018. There was no gain or loss recognized

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

from the sale of the U.K. operations. Additionally, there were no U.K. income taxes paid or recovered for the year ended December 31, 2018.

As discussed in Note. 1 Background, PSIH and PSEH were merged into the Company and PSBL became a direct subsidiary of the Company. The transactions were considered a tax-free contribution of capital from PGHL to the Company. Additionally, PGHL was merged into the Company and resulted in no tax effect in 2019, since the assets transferred were exchanged for common stock of the Company.

The components of deferred tax assets and liabilities as of December 31, 2020 and 2019, are as follows:

	December 31
($ in thousands)	2020	2019
Deferred tax assets:
Loss reserves	$14,568	$13,289
Loss reserves transitional adjustment	6,104	6,104
Unearned premiums	15,250	16,785
Net operating loss carry forwards – state and local	17,444	17,008
Net operating loss carry forwards – federal	646	357
Capital loss carry forwards – federal	145	1,519
Bad debt reserve	3,019	3,229
Impairments	987	517
Deferred compensation	5,268	5,659
Amortization of intangibles	578	695
Limited partnership income	334	2,566
Lease liabilities	602	—
Other	2,405	3,151
Total deferred tax assets	67,350	70,879
Less: valuation allowance	(18,081)	(17,604)
Deferred tax assets, net of allowance	49,269	53,275
Deferred tax liabilities:
Deferred policy acquisition costs	19,856	20,693
Loss reserve transitional adjustment	3,815	4,578
Fair value adjustments	3,622	3,628
Lease right-of-use assets	587	—
Unrealized appreciation of investments	22,632	8,669
Other	8,894	10,904
Total deferred tax liabilities	59,406	48,472
Net deferred income taxes	$(10,137)	$4,803

On December 22, 2017, Tax Reform was signed into law, which among other implications, reduced the Company’s statutory corporate tax rate from 35% to 21% beginning with the 2018 tax year.

The Company has recorded a $6.1 million increase to its deferred tax asset related to the change in methodology for loss reserves as a result of Tax Reform. An offsetting deferred tax liability was also recorded at December 31, 2017, which is amortized into income over 8 years. The deferred tax liability as of December 31, 2020 is $3.8 million.

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

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2020 and 2019, the U.S. federal NOLs that can be carried forward are $0.6 million and $0.4 million, respectively. As a result of the Company being able to fully utilize the remaining federal NOL after the valuation allowance, NOLs of $3.1 million, which were a component of discontinued operations, were reclassed to continuing operations as of December 31, 2020.

At December 31, 2020 and 2019, the state and local tax benefit of NOLs that can be carried forward are $17.4 million and $17.0 million, respectively, which is included in the state and local deferred tax asset. There were $0.1 million and $1.5 million of realized capital loss benefits that can be carried forward for the years ended December 31, 2020 and 2019, respectively. The range of years in which the federal NOLs can be brought forward against future tax liabilities is from 2020 through 2030.

The table below shows the tax benefit of the U.S. federal NOLs generated by year and expiration date:

($ in thousands)	Amount	Expires
2010	$646	2030
Total	$646

The Company’s valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:

($ in thousands)	2020	2019
Balance, beginning of year	$17,604	$16,962
Change in valuation allowance	477	642
Balance, end of year	$18,081	$17,604

As of December 31, 2020, the Company’s valuation allowance of $18.1 million is attributable to the uncertainty in the realization of certain deferred tax assets attributable to U.S. federal and state NOLs.

The Company files tax returns subject to the tax regulations of federal, state and local tax authorities. A tax benefit taken in the tax return but not in the financial statements is known as an “unrecognized tax benefit.” A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in thousands)	2020	2019
Balance, beginning of year	$438	$528
Additions for tax positions of prior years	34	260
Reductions for tax positions of prior years	(379)	(350)
Balance, end of year	$93	$438

As of December 31, 2020, the Company recorded insignificant amount of interest and penalties and reduced its positions by $0.3 million as a result of an audit settlement.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The income tax provisions differ from the amounts computed by applying the federal statutory rate to the income before income taxes due to the following:

($ in thousands)	2020	2019	2018
Expected tax expense at statutory rates in taxable jurisdictions	$8,083	$12,103	$13,896
Tax-exempt interest	(9)	—	(46)
State taxes	(377)	(629)	(10,746)
Valuation allowance	477	642	10,451
Effect of provision to tax return filing adjustments	—	42	—
Goodwill impairment	2,501	—	—
Other	65	(21)	(166)
Total income tax expense	$10,740	$12,137	$13,389

The jurisdictions contributing to taxation of the Company are calculated using the U.S. rate of 21%. The income tax benefit differs from the amounts computed due to changes in the valuation allowance, prior period adjustments and the effect of Tax Reform.

There were $5.6 million and $0.1 million of U.S. income taxes paid for the years ended December 31, 2020 and 2018, respectively. There were $0.8 million of U.S. income taxes received for the year ended December 31, 2019.  The U.S. federal income tax recoverable included in other assets amounted to $1.6 million, $0.2 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company files a consolidated federal income tax return with PSBL. Beginning November 23, 2010, pursuant to the terms of a tax-sharing agreement, which provides that the consolidated tax liability is allocated among affiliates based on separate return calculations and tax attributes utilized within the consolidated group and are reimbursed to the affiliate that generated them. Intercompany tax balances are settled annually.

The Company’s U.S. domestic entities are subject to federal and state examinations by tax authorities for tax year 2015 and subsequent and for the tax year 2009 and subsequent for examinations by local tax authorities. Currently, the Company’s non-insurance subsidiaries are under an income tax examination in New York State for tax years 2015 through 2018.

Section 382 of the Internal Revenue Code (“Section 382”) contains rules that limit the ability of a corporation that experiences an “ownership change” to utilize its net operating and capital loss carry forwards and certain built-in losses recognized in periods following the ownership change. An ownership change is generally any change in ownership of more than 50-percentage points of a corporation’s stock over a three-year period. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a corporation or any change in ownership arising from a new issuance of stock by the corporation. If a Section 382 limitation were to manifest, a portion of the tax losses could be deferred or could expire before the Company would be able to use them to offset positive taxable income in current or future tax periods. The Company’s inability to utilize tax losses could have a negative impact on the Company’s financial position and results of operations. This limitation is generally determined by multiplying the value of the entity as of the ownership change date by the applicable long-term tax-exempt rate.

On November 23, 2010, the Company acquired 100% of PSIG (formerly NYMAGIC, Inc.) outstanding common stock for a cash price of $25.75 per share or approximately $231.9 million; as a result, the Company experienced an ownership change for purposes of Section 382. As a result of this ownership change, the Company’s ability to utilize the NOL that existed as of November 23, 2010, is limited to approximately $9.0 million annually. As of December 31, 2020, a valuation allowance of $0.6 million has been recorded as a result of the NOL limitation.

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

13. Statutory Financial Information

The Company’s insurance subsidiaries are limited under state insurance laws, in the amount of ordinary dividends they may pay without regulatory approval. As of December 31, 2020, the maximum dividend that can be paid from the Company’s U.S. insurance subsidiaries to the Company without prior approval from the New York State Department of Financial Services is $66.8 million. Factors affecting the ability to pay dividends include levels of investment income in recent years and the Company’s statutory surplus position of the Company. Combined statutory net income and surplus of the Company’s domestic insurance subsidiaries as reported in the Combined Annual Statement were as follows:

($ in thousands)	2020	2019	2018
Combined statutory net income	$37,533	$55,681	$33,147
Combined statutory surplus	$668,060	$568,777	$473,575

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

14. Debt

In November 2013, the Company issued $140.0 million of 7.5% senior unsecured notes (“Senior Unsecured Notes”) due November 2020 and provided for semi-annual interest payments. The Company repaid the Senior Unsecured Notes in its entirety on November 25, 2020.

In January 2015, the Company issued an additional $25.0 million 6.5% senior notes (“Senior Notes”) due November 2020 and provided for semi-annual interest payments. The Company repaid the Senior Notes in its entirety on November 25, 2020.

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

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Credit Agreement

On June 12, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with third-party lenders and an administrative agent. The Credit Agreement, which matures on June 11, 2023, provides for (i) a delayed draw term loan facility in the aggregate principal amount of up to $165.0 million (the “Term Loan Facility”), and (ii) an uncommitted revolving credit facility of up to $35.0 million (the “Revolving Credit Facility”), for which commitments had not been obtained as of the closing date.

Interest on borrowings under the Term Loan Facility and the Revolving Credit Facility are calculated at each drawdown date based on variable rates described in the Credit Agreement.

On November 25, 2020, the Company drew down $165.0 million under the Term Loan Facility and used the proceeds to fully redeem the Senior Unsecured Notes and Senior Notes.

Debt issuance costs of $4.6 million related to the Credit Agreement were incurred and are being amortized over the life of the loan.

Incremental Facility Agreement

On June 30, 2020, the Company entered into an Incremental Facility Agreement and Amendment (the “Agreement”), in the aggregate amount of $65.0 million, subject to the terms of the Credit Agreement. The Agreement had lenders commit to the previously uncommitted Revolving Credit Facility, and increased the available amount from the $35.0 million noted above to an aggregate of $65.0 million. Debt issuance costs of $0.5 million related to the Agreement were incurred and are being amortized over the life of the agreement.

On July 14, 2020, the Company drew down $5.0 million on the Revolving Credit Facility and on August 3, 2020, the Company drew down an additional $30.0 million, primarily to make capital contributions to its insurance subsidiaries. On November 25, 2020, the Company drew down $7.0 million, and used the proceeds to make interest payments on the Unsecured Senior Notes and Senior Notes.

Secured Loan Payable

In June 2020, the Company entered into a $24.9 million lease transaction that for accounting purposes is treated as a loan secured by a portion of the Company’s fixed assets and capitalized software, payable at 4.83% interest with a maturity date of July 1, 2025 and providing for monthly interest and principal payments.

Interest Expense and Amortization Related to Debt Issuance Costs

Interest expense was $13.1 million, $12.8 million and $12.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense related to debt issuance costs was $1.2 million, $0.3 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Rent expense for the years ended December 31, 2020, 2019 and 2018 was $3.0 million, $3.3 million and $3.1 million, respectively. The operating leases also include provisions for additional payments based on certain annual cost increases. The following table presents the Company’s lease liabilities and right-of-use assets related to operating leases as of December 31, 2020:

($ in thousands)	December 31, 2020
One year or less	$2,922
More than one year to two years	214
More than two years to three years	—
More than three years to four years	—
More than four years to five years	—
More than five years	—
Total undiscounted future minimum lease payments	3,136
Less: difference between lease payments and discounted lease liabilities	37
Lease liabilities	$3,099

Right-of-use assets	$2,794
Prepaid lease assets, net of lease allowances and incentives	305
Total	$3,099

The right-of-use assets are reported as a component of other assets and the lease liabilities are reported as a component of other liabilities on the Company’s consolidated balance sheets.

The lease of the U.K. office had rent expense of $0.5 million for the years ended December 31, 2020, 2019 and 2018, and sublease income of $0.7 million, $0.6 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in discontinued operations.

Fiduciary Funds

The Company’s insurance agency subsidiary maintains separate underwriting accounts, which record all of the underlying insurance transactions of the insurance pools that it manages. These transactions primarily include collecting premiums from the insureds, collecting paid receivables from reinsurers, paying claims as losses become payable, paying reinsurance premiums to reinsurers, and remitting net account balances to member insurance companies in the pools that PSMC manages. Unremitted amounts to members of the insurance pools are held in a fiduciary capacity and interest income earned on such funds inures to the benefit of the members of the insurance pools based on their pro rata participation in the pools.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Additionally, the Company’s insurance agency subsidiary, in its contractual role as escrow agent, receives and disburses bond funds for entertainment film projects for its insureds.

A summary of the fiduciary and pools’ underwriting accounts as of December 31, 2020 and 2019, is as follows:

($ in thousands)	2020	2019
Assets held on behalf of unaffiliated pool members	$1,495	$10,522
Escrow bond arrangements	571	1,014
Total	$2,066	$11,536

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

Unfunded Investment Commitments

For the year ended December 31, 2020 the Company had $18.2 million in unfunded commitments related to limited partnerships and a fixed maturity security.

16. Share-Based Compensation

Share-Based Plans

2019 Equity Incentive Plan

In connection with, and prior to the completion of the IPO, the Company’s Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) was terminated, and the Company adopted a new plan, the 2019 Equity Incentive Plan (the “2019 Plan”)

On July 24, 2019, the 2019 Plan became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted share awards (“RSAs”), RSUs, dividend equivalent rights, performance-based shares, performance-vesting share awards (“PSAs”) or other equity-based or equity-related awards.

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

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the equity-based compensation included in the 2019 Plan, including the number of common stock shares granted to each award:

(i)	Annual long-term equity incentive plan awards (“Annual LTIP Awards”): Annual LTIP Awards in 2019 included time-vesting RSUs and performance-vesting RSUs (“PSUs). Annual LTIP Awards in 2020 included RSUs, PSUs, RSAs, and PSAs.

RSUs vest annually over three years subject to continued employment through each such date. 142,739 and 90,559 time-vesting RSUs were granted in 2020 and 2019 and the fair value of the awards on grant date was $1.8 million and $1.3 million, respectively.

RSAs vest annually over three years subject to continued employment through each such date. 110,466 time-vesting RSAs were granted in 2020 and the fair value of the awards on grant date was $1.5 million.

PSUs vest based on the average book value per share growth over a three-year performance period and cliff vest on the third anniversary of the grant date to the extent performance metrics are met, subject to continued service. 123,016 and 90,559 PSUs were granted in 2020 and 2019 and the fair value of the awards on grant date was $1.6 million and $1.3 million, respectively.

PSAs vest based on the average book value per share growth over a three-year performance period and cliff vest on the third anniversary of the grant date to the extent performance metrics are met, subject to continued service. 110,466 PSAs were granted in 2020 and the fair value of the awards on grant date was $1.5 million.

(ii)	Supplemental RSUs: 1,267,912 supplemental RSU awards, 100% of which are time-vesting RSUs, were granted to management on July 25, 2019 in connection with the IPO and are subject to vesting as follows: 25% vested at grant date, 25% will vest on the second anniversary of the grant date, subject to continued service and 50% will vest on the third anniversary of the grant date, subject to continued service. The fair value of the supplemental RSUs at grant date was $17.8 million.
(iii)	Founders grant awards: 250,000 founders grant awards in the form of time-vesting RSUs were granted on July 25, 2019. The fair value of the grants was $3.5 million and will cliff vest on the third anniversary of the grant date.
(iv)	Non-employee Director RSUs: In 2020, 106,460 RSUs with a fair value of $0.9 million were granted to non-employee directors. In 2019, 33,839 RSUs, 26,399 of which were granted on July 25, 2019 and 7,440 of which were granted on November 15, 2019, with a fair value of $0.5 million were granted to non-employee directors. These awards were fully vested on grant date.
(v)	Pre-IPO RSUs: 668,170 RSUs initially granted under the 2010 Plan were converted into RSUs based on shares of the Company’s common stock upon the consummation of the IPO merger of PGHL into PGI.

Stock-based compensation expense was $8.9 million, $8.6 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The tax benefit recognized for the same was $1.9 million, $1.8 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Vested RSUs awaiting conversion into common stock were 489,439 for the year ended December 31, 2020, 906,182 for the year ended December 31, 2019 and 548,292 for the year ended December 31, 2018.

The Company began recognizing stock-based compensation expense relating to its 2019 Plan upon its inception and initial stock grants in July 2019.

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes equity award transactions for the 2019 Plan for the years ended December 31, 2020 and 2019:

		Weighted
	Number of	Average Grant Date
	Shares	Fair Value Per Share
Unvested at December 31, 2018	55,264	$11.09
Granted in 2019	1,732,869	14.00
Vested in 2019	(406,081)	13.61
Forfeited in 2019	(92,656)	14.00
Unvested at December 31, 2019	1,289,396	14.00
Granted in 2020	593,147	12.30
Vested in 2020	(134,001)	9.96
Forfeited in 2020	(43,101)	13.58
Unvested at December 31, 2020	1,705,441	$13.46

As of December 31, 2020, The Company had approximately $11.8 million of total unrecognized stock-based compensation expense related to the equity awards expected to be recognized over a weighted-average period of 1.6 years.

2019 Employee Stock Purchase Plan

On July 24, 2019, the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO. A total of 1,000,000 shares of the Company’s common stock are reserved and available for sale under the 2019 ESPP.

The compensation committee of the Board of Directors administers the 2019 ESPP and has full authority to interpret the terms of the 2019 ESPP. The 2019 ESPP is a shareholder-approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the fair market value of the stock on the purchase date at the end of the offering period. An employee’s payroll deductions under the Purchase Plan are limited to 15% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year.

17. Retirement Plans

For the benefit of its U.S.-based employees who meet certain service and age requirements, the Company offers a voluntary defined contribution 401(k) plan, a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974. The Company has elected to make matching contributions to eligible participants in an amount equal to 100% subject to a maximum of 6% of eligible compensation contributed to the plan as deferral contributions. Expense recorded for this plan was $2.2 million, $1.8 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides a summary of the Company’s gross written premiums by customer segments within our Specialty Insurance segment. “Other” includes gross written premiums from: (i) primary and excess workers’ compensation coverage for exited Self-Insured Groups; (ii) niches exited prior to 2018, many with a concentration in commercial auto; (iii) participation in industry pools; and (iv) emerging new business.

	Years Ended December 31
($ in thousands)	2020		2019		2018
Customer segment
Construction	$109,955	13.5%	$117,918	12.2%	$101,946	11.4%
Consumer Services	123,011	15.0	133,682	13.8	107,086	12.0
Marine and Energy	110,228	13.5	94,700	9.8	83,104	9.3
Media and Entertainment	88,788	10.9	124,950	12.9	119,926	13.4
Professional Services	130,893	16.0	119,326	12.3	110,546	12.3
Real Estate	159,166	19.5	167,635	17.3	132,652	14.8
Sports	23,337	2.8	30,079	3.1	23,590	2.6
Transportation	64,559	7.9	112,191	11.6	92,169	10.3
Customer segment subtotal	809,937	99.1	900,481	93.0	771,019	86.1
Other	7,153	0.9	67,530	7.0	124,093	13.9
Specialty Insurance total	$817,090	100.0%	$968,011	100.0%	$895,112	100.0%

The following table provides a summary of the Company’s gross written premiums by line of business within our Specialty Insurance segment.

	Years Ended December 31
($ in thousands)	2020		2019		2018
Line of business
Commercial Auto	$167,219	20.5%	$205,303	21.2%	$151,612	16.9%
General Liability	335,864	41.1	335,197	34.6	277,948	31.1
Workers’ Compensation	72,352	8.8	179,432	18.6	246,302	27.5
Commercial Multiple Peril	56,498	6.9	82,126	8.5	67,351	7.5
All Other Lines	185,157	22.7	165,953	17.1	151,899	17.0
Specialty Insurance total	$817,090	100.0%	$968,011	100.0%	$895,112	100.0%

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

19. Earnings per Share

The following table provides a reconciliation of the numerators and denominators of basic and diluted EPS:

(in thousands, except per share amounts)	Continuing Operations			Discontinued Operations
	Income	Shares	Per Share	Loss	Shares	Per Share
2020	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$27,750	43,888	$0.63	$(5,522)	43,888	$(0.12)
Effect of dilutive securities:
Stock compensation plans		229			229
Diluted EPS	$27,750	44,117	$0.63	$(5,522)	44,117	$(0.13)

	Continuing Operations			Discontinued Operations
	Income	Shares	Per Share	Loss	Shares	Per Share
2019	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$45,494	41,095	$1.11	$(6,604)	41,095	$(0.16)
Effect of dilutive securities:
Stock compensation plans		428			428
Diluted EPS	$45,494	41,523	$1.10	$(6,604)	41,523	$(0.16)

	Continuing Operations			Discontinued Operations
	Income	Shares	Per Share	Income	Shares	Per Share
2018	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$53,729	38,753	$1.39	$814	38,753	$0.02
Effect of dilutive securities:
Stock compensation plans		688			688
Diluted EPS	$53,729	39,441	$1.36	$814	39,441	$0.02

20. Quarterly Financial Information

ProSight Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, $ in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2020
Gross written premiums	$213,784	$186,394	$203,539	$213,373	$817,090
Revenues	214,821	207,412	194,142	199,732	816,107
Net income from continuing operations	6,811	17,283	1,498	2,158	27,750
Net income (loss)	7,068	17,562	1,518	(3,920)	22,228
Basic earnings per share - continuing operations	0.16	0.39	0.03	0.05	0.63
Diluted earnings per share - continuing operations	0.15	0.39	0.03	0.05	0.63
Basic earnings (loss) per share	0.16	0.40	0.03	(0.09)	0.51
Diluted earnings (loss) per share	0.16	0.40	0.03	(0.09)	0.50

2019
Gross written premiums	$255,838	$235,032	$227,196	$249,945	$968,011
Revenues	212,972	220,112	219,870	225,105	878,059
Net income from continuing operations	13,695	8,696	8,361	14,742	45,494
Net income	13,440	8,618	8,312	8,520	38,890
Basic earnings per share - continuing operations	0.35	0.22	0.20	0.34	1.11
Diluted earnings per share - continuing operations	0.35	0.22	0.19	0.33	1.10
Basic earnings per share	0.35	0.22	0.19	0.19	0.95
Diluted earnings per share	0.34	0.22	0.19	0.19	0.94

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

22. Subsequent Events

On January 14, 2021, the Company entered into the Merger Agreement with Parent and Pedal Merger Sub, Inc., pursuant to which, subject to the terms and conditions of the Merger Agreement, Pedal Merger Sub, Inc. would merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent.

In connection with the proposed merger, each ProSight common share held by our stockholders will be converted into the right to receive $12.85 in cash valued at approximately $586.0 million.

The proposed merger is anticipated to close in the third quarter of 2021, subject to satisfaction or waiver of the closing conditions, including approval by regulatory authorities.  The stockholder approval required to consummate the proposed merger has been obtained, and no further action by our stockholders in connection with the proposed merger is required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures defined under Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic Securities and Exchange Commission (“SEC”) filings, is made known to them in a timely manner.

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management's report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 30, 2020, our internal control over financial reporting is effective based on those criteria.  This annual report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting as we are an Emerging Growth Company as of December 31, 2020, as defined in JOBS Act.

Item 9B. Other Information

On February 18, 2021, Bruce Schnitzer submitted his retirement as a member of the board of directors of the Company, which became effective immediately. Mr. Schnitzer’s retirement was not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, or any other matter.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

The following table presents information regarding our executive officers.

Name	Age	Position(s)
Lawrence Hannon	53	President and Chief Executive Officer
Anthony S. Piszel	66	Chief Financial Officer
Robert Bailey	57	Chief Underwriting and Risk Officer
Frank D. Papalia	61	Chief Legal Officer

The following is a brief summary of the business experience of our executive officers.

Lawrence Hannon.   Mr. Hannon is a founding member of ProSight. Mr. Hannon has more than 30 years of underwriting and operational experience in the insurance industry. Prior to becoming Chief Executive Officer in May 2019, Mr. Hannon served as Chief Operating Officer of ProSight. Prior to co-founding ProSight in 2009, Mr. Hannon worked at Fireman’s Fund Insurance Company from 2003 to 2007 as the Chief Sales and Marketing Officer and previously spent 13 years at Chubb Limited in various leadership and underwriting positions from 1990 to 2003. After leaving Fireman’s Fund Insurance Company in 2007, Mr. Hannon worked as an independent consultant, including for Goldman Sachs and TPG, for which work he continued until 2010. Mr. Hannon holds a BA in Political Science from Drew University. He currently serves as a member of the Board of Directors of the American Property Casualty Insurance Association in Washington, D.C.

Anthony S. Piszel.   Mr. Piszel joined ProSight in 2012. Mr. Piszel has more than 40 years of experience in the financial services industry, including as Chief Financial Officer of public companies. He previously was Chief Financial Officer at CoreLogic from 2010 to 2011, First American Corporation from 2009 to 2010, Freddie Mac from 2006 to 2008, and Health Net from 2004 to 2006. Previously, Mr. Piszel served in various roles at Prudential Financial from 1993 to 2004, ultimately as Controller, and at Deloitte & Touche from 1990 to 1993, ultimately as Audit Partner. Mr. Piszel also served as a practice fellow at the Financial Accounting Standards Board from 1988 to 1990. Mr. Piszel holds an MBA from Golden Gate University and a BA in Economics from Rutgers University.

Robert Bailey.   Mr. Bailey is a founding member of ProSight and is responsible for our underwriting and reinsurance. Mr. Bailey has more than 31 years of underwriting experience in the insurance industry. Prior to joining ProSight in 2009, Mr. Bailey served in various leadership and underwriting positions at Fireman’s Fund Insurance Company starting in 1993, ultimately serving as Chief Underwriting Officer of Commercial Lines, and previously spent seven years at Cigna in various leadership and underwriting positions from 1986 to 1993. Mr. Bailey holds an MBA from Chapman University and a BBA in Finance from the University of Oklahoma.

Frank D. Papalia.   Mr. Papalia joined ProSight in 2011. Mr. Papalia has over 34 years of legal and business experience in the insurance industry and, prior to joining ProSight, served as General Counsel and Member of the Management Board of PARIS RE Holdings, a publicly-traded reinsurance group, from 2006 to 2010. Mr. Papalia also served in leadership roles on the legal team of AXA RE from 2001 to 2006, ultimately as General Counsel, and previously with AXA Financial from 1986 to 2001, ultimately as Vice President and Counsel. Mr. Papalia holds a JD from Fordham University School of Law and a BS in Accounting from Manhattan College. In September 2020, Mr. Papalia informed the Company of his intent to retire from his role as CLO effective December 31, 2020. As a new CLO or General Counsel was not in place by December 31, 2020, in accordance with Mr. Papalia’s Transition Agreement, he will remain in his role as CLO until the date the new CLO or General Counsel assumes such duties.

Other Key Employees

The following table presents information regarding our other key employees.

Name	Age	Position(s)
Joseph Finnegan	53	Customer Segment President
Darryl Siry	48	Chief Technology and Operations Officer
Kari Hilder	38	Chief Human Resources Officer
Leland Kraemer	50	Chief Actuary Officer
Donna Biondich	60	Chief Claims Officer
Lee Lloyd	52	Field Operations Officer
Erin Cullen	34	Customer Segment President
Ricardo Victores	56	Chief Sales and Marketing Officer
Nestor Lopez	44	Chief Information Officer
Vivienne Zimmermann	47	Chief Customer Experience Officer
Jeff Arricale	49	Chief of Staff and Head of Capital Markets
Nico Santini	50	Chief Investment Officer
Robert Bednarik	56	Customer Segment President
Kevin Topper	57	Customer Segment President

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

Jeff Arricale.  Mr. Arricale joined ProSight in 2020 as our Chief of Staff and Head of Capital Markets and has nearly 20 years of experience as an insurance analyst, research director, financial services sector leader, and accomplished financial services fund manager. He began his career in the audit practice of KPMG before transitioning to investment management at T. Rowe Price and Lord Abbett, where he spent the majority of his time investing in financial services companies, developing talent, and building teams. Jeff holds his C.P.A. designation in California. He earned a B.A. in accounting from the University of San Diego and an M.B.A. from the Wharton School at the University of Pennsylvania.

Nico Santini.  Mr. Santini joined ProSight in 2020 and, prior to joining the company as our Chief Investment Officer, Nico served as a Senior Client Strategist and Portfolio Manager at NEAM, Inc., a wholly-owned subsidiary of Gen Re, a Berkshire Hathaway company. In this role, he was responsible for delivering a broad breadth of investment and capital management services to clients. Nico spent a total of 20 years at NEAM in a variety of roles ranging from quantitative to trading to client strategy. Previously, he worked at several large insurance companies within their investment areas. Nico is a CFA, CLU, and ChFC Charterholder, as well as a member of the Hartford Society of Financial Analysts. Nico holds a B.S. degree in Finance from Bryant University and an M.B.A. from the University of Connecticut.

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

Name	Age	Position(s)	Director Since
Lawrence Hannon	53	Director, President and Chief Executive Officer	2019
Steven Carlsen	63	Chairperson of the Board	2010
Anthony Arnold	41	Director	2010
Eric W. Leathers	47	Director	2012
Richard P. Schifter	66	Director	2010
Clement S. Dwyer, Jr.	71	Director	2010
Otha T. Spriggs, III	59	Director	2019
Sheila Hooda	62	Director	2019
Magnus Helgason	37	Director	2020
Anne Waleski	54	Director	2020

Set forth below is biographical information about each of the directors named in the table above, to the extent not provided under “— Executive Officers”.

Steven Carlsen.   Mr. Carlsen has been President of Shadowbrook Advising since 2006. He is Chairman of the Underwriting Committee of Orchid Underwriters, has been one of its directors since 2014 and served as Chairman of its Board of Directors from 2017 to 2019. Mr. Carlsen currently serves on the board of directors of Trusted Resources Underwriters, LLC, which is jointly owned by Orchid Underwriters and Homesite Insurance of Georgia. Mr. Carlsen was co-founder of Endurance Specialty Holdings where he served from 2001 to 2017, including as its Chief Operating Officer and Chief Underwriting Officer. Mr. Carlsen began his career as a property facultative underwriter from 1979 to 1981 and later as a treaty account executive from 1985 to 1986 for Swiss Reinsurance Company. Mr. Carlsen spent the intervening years, 1981 to 1985, with the Reinsurance Division of Allstate Insurance Company. He joined NAC Re in 1986, ultimately heading their Property and Miscellaneous Treaty Department (which included aviation, marine, surety and finite business). In 1994, Mr. Carlsen served as Chief Underwriter-North America at CAT Limited and in 1997, he co-founded CAT Limited’s finite insurer, Enterprise Re. Since 1999 until he joined Endurance in 2001, Mr. Carlsen worked as a consultant, principally with three Morgan Stanley Private Equity insurance ventures and Plymouth Rock Group. Mr. Carlsen holds a BA in Mathematics from Cornell University and a PhD in Economics from Fordham University’s Graduate School of Arts and Sciences.

Anthony Arnold.   Mr. Arnold is a Managing Director at Goldman Sachs, where he heads Financial and Information Services investing within the Americas Corporate Private Equity business in the Merchant Banking Division. He joined Goldman Sachs in 2001, became a Managing Director in 2013 and a Partner in 2018. Mr. Arnold also serves as a director of Financeit (CommunityLend Holdings), Genesis Capital and Inhabit IQ and White Ops., and is a board observer at IrisGuard Holdings Ltd. He previously served as a director of Ipreo, nanoPay, Inc. and Sigma Electric Products, and a board observer at Axioma, Inc. Mr. Arnold holds a Bachelor of Science in Economics from the University of Bristol, UK.

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

Richard P. Schifter.   Mr. Schifter has been a Senior Advisor at TPG since 2013 and was a partner at TPG from 1994 through 2013. Prior to joining TPG, Mr. Schifter was a partner at the law firm of Arnold & Porter in Washington, D.C., where he specialized in bankruptcy law and corporate restructuring. He joined Arnold & Porter in 1979 and was a partner from 1986 through 1994. Mr. Schifter currently serves on the boards of directors of Avianca Holdings, S.A., EnLink Midstream, LLP, and LPL Financial Holdings Inc. Mr. Schifter also serves on the Board of Overseers of the University of Pennsylvania Law School. In addition, Mr. Schifter is a member of the Board of Directors of the American Jewish International Relations Institute and of Washington Nationals Philanthropies and a member of the national advisory board of Youth, I.N.C. (Improving Non-Profits for Children). Mr. Schifter previously served on the boards of directors of Caesars Entertainment Corporation from 2017 through 2019, American Airlines Group, Inc. from 2013 through 2018, Direct General Corporation from 2011 to 2016, Ariel Holdings, Ltd. From 2006 to 2012, Endurance Specialty Reinsurance from 2004 to 2006, American Beacon Advisors, Inc. from 2008 through 2015, Republic Airways, Inc. from 2009 through 2013, EverBank Financial Corporation from 2010 to 2017, Ryanair Holdings, PLC from 1996 through 2003, America West Holdings Inc. from 1994 to 2005, U.S. Airways Group Inc. from 2005 to 2006 and Midwest Airlines, Inc. from 2007 to 2009. Mr. Schifter holds a JD from the University of Pennsylvania Law School and a BA from George Washington University.

Clement S. Dwyer, Jr.   Mr. Dwyer is Chairman of Old American Capital Corp. and a Managing Member of Snow Squall LLC. He serves on the board of directors of Dowling & Partners Holdings LLC. Mr. Dwyer was previously with Guy Carpenter & Co., Inc. from 1970 to 1996, ultimately serving as a Director & Executive Vice President, President & Chief Executive Officer of Signet Star Holdings, Inc. in 1996, and President of URSA Advisors, a consulting firm, from 1997 to 2015, through which he served as an advisor to various investment funds, including certain funds associated with The Beekman Group LLC from 2006 to 2014. He also served on the board at Montpelier Re Holdings Ltd., Holborn Corp., American Overseas Group Ltd., Orpheus Group Ltd., RAM Reinsurance Co. Ltd, Vanbridge Holdings LLC and Grandparents.com, Inc. On April 14, 2017, Grandparents.com, Inc. filed for Chapter 11 bankruptcy protection and its liquidation plan was approved by the U.S. Bankruptcy Court on September 20, 2017. Mr. Dwyer received his undergraduate degree from Tufts University.

Otha T. Spriggs, III.   Mr. Spriggs is the former President and CEO of The Executive Leadership Council, having served in that role from 2018 until December 31, 2019 and the former President and CEO of Atlanta Life Insurance Company, Inc,. having served in that role during 2020. He is a former member of the boards of TIAA, FSB (TIAA Direct), Savannah State University’s College of Business Administration, and the Institute for Corporate Productivity. Mr. Spriggs recently served as Senior Executive Vice President and Chief Human Resources Officer at TIAA from 2012 to 2018, where he led all aspects of human resources strategy and execution for the company’s global workforce. He joined TIAA from Boston Scientific, where he was Chief Human Resources Officer from 2009 to 2012. Previously, Mr. Spriggs served as Senior Vice President of Human Resources, Chief Diversity Officer, and President of the Cigna Foundation at Cigna from 2001 to 2009. Mr. Spriggs also held executive leadership roles at The Home Depot from 1999 to 2001 and Levi Strauss & Co. from 1996 to 1998. He holds a bachelor’s degree in business administration from Towson University.

Sheila Hooda.   Ms. Hooda is the CEO of Alpha Advisory Partners, a company that advises on strategy, turnaround and transformation, customer centricity and digital business models for companies in the financial and business services sectors. She serves on the board of Mutual of Omaha Insurance Company, where she is the Chair of its Audit Committee, and ScIon Tech Growth II, where she is the Chair of its Audit Committee. Ms. Hooda served on the board of Virtus Investment Partners from 2016-2020, where she was a member of its Audit and Risk & Finance Committees. Prior to founding Alpha Advisory Partners in 2013, she served as the global head of strategy and business development in the

Financial & Risk division, Investors segment at Thomson Reuters, and earlier as senior managing director in strategy, M&A and corporate development roles at TIAA. Ms. Hooda previously was managing director in the Global Investment Banking Division at Credit Suisse, and prior leadership roles include Bankers Trust, Andersen Consulting and McKinsey & Co. Ms. Hooda is an alumna of the Indian Institute of Management, Ahmedabad and has an MBA from the University of Chicago Booth School of Business.

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

Anne Waleski.  Ms. Waleski previously served as Executive Vice President of Markel Corporation, a global holding company for insurance, reinsurance, and investment operations around the world, from 2018 until June 2019. Ms. Waleski served as Chief Financial Officer and Executive Vice President of Markel Corporation from 2010 until 2018, Treasurer of Markel from 2003 to 2010, and held various other finance positions at Markel Corporation from 1993 to 2003.  Since 2018, Ms. Waleski has served on the board of directors of Tredegar Corporation, where she is a member of the Audit Committee and the Executive Compensation Committee. During 2020, Ms. Waleski joined the board of directors of the Mutual Assurance Society of Virginia, where she is a member of the Audit Committee. Ms. Waleski holds a bachelor’s degree in Economics from The College of William & Mary and has an MBA from the University of Richmond.

As discussed under “Certain Relationships and Related Party Transactions — Stockholders’ Agreement”, the principal stockholders have the right to designate for election certain of our directors.

There are no family relationships between any of our executive officers or directors.

Board Committees and Corporate Governance

Our Board of Directors has five standing committees: Audit Committee, Human Resources Committee, Nominating and Governance Committee, Investment Committee and Risk Committee.

Each of our directors other than Mr. Hannon is independent under the NYSE listing rules (an “independent director”). In assessing the independence of directors, the Board of Directors considers the relationships of Messrs. Arnold and Helgason with Goldman Sachs and of Messrs. Leathers and Schifter with TPG, as described in their respective biographical information above.

Audit Committee

Mmes. Hooda and Waleski, and Messrs. Schifter and Dwyer serve on our Audit Committee, which is chaired by Ms. Waleski. All members of our Audit Committee qualify as independent under the NYSE listing rules and SEC Rule 10A-3 under the Exchange Act. Each independent member of our Audit Committee is financially literate, and each of Mr. Dwyer and Ms. Waleski is an “audit committee financial expert” as used in Item 407 of SEC Regulation S-K.

The purpose of the Audit Committee is to assist the Board of Directors’ oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The responsibilities of the Audit Committee include:

●	appointment, compensation, retention and oversight of the work of our independent auditors and any other registered public accounting firm engaged for the purpose of preparing or issuing an audit report or to perform audit, review or attestation service;

●	pre-approval, or the adoption of appropriate procedures to pre-approve, all audit and non-audit services to be provided by our independent auditors;
●	consideration of reports or communications submitted to the Audit Committee by our independent auditors, including reports and communications related to the overall audit strategy;
●	meeting with management and our independent auditors to discuss the scope of the annual audit, to review and discuss our financial statements and related disclosures, to discuss any significant matters arising from any audit and any major issues regarding accounting principles and financial statement presentations;
●	discussing with the General Counsel any significant legal, compliance or regulatory matters that may have a material effect on our financial statements, business or compliance policies; and
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Our Audit Committee Charter is available on our website.

Human Resources Committee

Mr. Arnold, Mr. Carlsen, Ms. Hooda, Mr. Leathers and Mr. Spriggs serve on our Human Resources Committee, which is chaired by Mr. Spriggs. The responsibilities of the Human Resources Committee include:

●	reviewing and approving corporate goals and objectives relevant to the compensation of the Chief Executive Officer (“CEO”), evaluating his performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board of Directors), determining and approving his compensation level based on this evaluation;
●	reviewing and recommending to the Board of Directors for approval corporate goals and objectives relevant to non-CEO compensation, evaluating their performance in light of those goals and objectives and determining and recommending to the Board of Directors for approval their compensation levels based on this evaluation;
●	reviewing and recommending to the Board of Directors for approval any new equity compensation plan or any material change to an existing plan;
●	in consultation with management, together with the Board of Directors, overseeing regulatory compliance with respect to compensation matters; and
●	reviewing and approving any employment, compensation, benefit, severance or similar agreements with any current or former executive officer of the Company that reports directly to the CEO.

Our Human Resources Committee Charter is available on our website.

Nominating and Governance Committee

Mr. Carlsen, Mr. Dwyer, Ms. Hooda and Mr. Schifter serve on our Nominating and Governance Committee, which is chaired by Ms. Hooda. The responsibilities of the Nominating and Governance Committee include:

●	identifying and recommending director nominees, consistent with criteria approved by the Board of Directors;

●	developing and recommending to the Board of Directors standards to be applied in making determinations as to the absence of material relationships between us and a director; and
●	developing and recommending corporate governance guidelines to the Board of Directors.

Our Nominating and Governance Committee Charter is available on our website.

Investment Committee

Messrs. Arnold, Hannon and Schifter serve on our Investment Committee, which is chaired by Mr. Arnold. The responsibilities of the Investment Committee include reviewing and making recommendations to the Board of Directors with respect to our investment approach, strategy and guidelines, portfolio composition and investment performance.

Our Investment Committee Charter is available on our website.

Risk Committee

Messrs. Carlsen, Hannon, Dwyer, Spriggs, Helgason and Leathers serve on our Risk Committee, which is chaired by Mr. Carlsen. The responsibilities of the Risk Committee include assisting the Board of Directors in overseeing and reviewing information regarding enterprise risk management, including significant policies, procedures and practices employed to manage risk.

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

The lead director has, among other things, the authority to:

●	call meetings of the independent directors;
●	consult on and approve meeting agendas and schedules of our Board of Directors;
●	serve as a liaison between the non-management directors and the Chairman, as a contact person to facilitate communications by our employees, stockholders and others with the non-management directors; and
●	review the quality, quantity, appropriateness and timeliness of information provided to our Board of Directors.

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

NYSE Independence Requirements

Because the principal stockholders own a majority of our stock, we are a “controlled company” for purposes of the NYSE listing rules. Accordingly, our Board of Directors is not required to have a majority of independent directors and our Human Resources Committee and Nominating and Governance Committee is not required to meet the director independence requirements to which we would otherwise be subject until such time as we cease to be a “controlled company.” Notwithstanding this exemption, our Board of Directors, Human Resources Committee and Nominating and Governance Committee currently meet the director independence requirements under the NYSE rules.

Compensation Committee Interlocks and Insider Participation

None of the members of the Human Resources Committee are current or former officers or employees of the Company. We are party to certain transactions with the principal stockholders described in “Certain Relationships and Related Party Transactions.” None of our executive officers serves as a director or member of a compensation committee of another entity.

Item 11. Executive Compensation

This Compensation Discussion and Analysis, as well as the compensation disclosure that follows under Item 12, are presented without regard to the terms of the proposed merger. For further information regarding the terms and conditions of, and treatment of outstanding equity awards pursuant to, the proposed merger, see our Current Report on Form 8-K filed January 19, 2021 and our preliminary information statement on Schedule 14C filed February 22, 2021.

Our executive compensation program is designed to attract, motivate and retain high quality leadership and incentivize our executive officers to achieve performance goals over the short- and long-term, which also aligns the interests of our executive officers with those of our stockholders.

Our named executive officers (or “NEOs”) for 2020, who consist of each person that served as our principal executive officer during 2020 and our two other most highly compensated executive officers, were:

●	Lawrence Hannon, President and Chief Executive Officer
●	Anthony S. Piszel, Chief Financial Officer; and
●	Robert Bailey, Chief Underwriting and Risk Officer;

Summary Compensation Table

The following table presents compensation awarded to, earned by and paid to our named executive officers for the fiscal year ended December 31, 2020:

Name and Principal Position	Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Lawrence Hannon. President and Chief Executive Officer	2020 2019	$900,000 $718,125	$1,196,995 $5,376,463	$765,000 $1,125,000	$18,773 $14,000	$2,880,768 $7,233,588
Anthony S. Piszel Chief Financial Officer	2020 2019	$550,000 $479,813	$863,496 $2,983,337	$500,000 $660,000	$1,671 $0	$1,915,167 $4,123,150
Robert Bailey Chief Underwriting and Risk Officer	2020 2019	$500,000 $445,003	$500,008 $4,777,429	$320,000 $468,750	$18,300 $14,000	$1,338,308 $5,705,182
(1)	For 2020, the amounts represent the grant date fair value, as determined in accordance with Financial Accounting Standards Board (“FASB”) codified in Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”), of equity-based awards granted to NEOs in February 2020 as follows: Mr. Hannon — 44,664 time-vesting restricted share awards (“RSAs”) granted in respect of 2020, 44,664 performance-vesting restricted share awards (“PSAs”) granted in respect of 2020; Mr. Piszel — 32,220 time-vesting RSAs granted in respect of 2020, 32,220 PSAs granted in respect of 2020; and Mr. Bailey — 18,657 RSAs granted in respect of 2020, 18,657 PSAs granted in respect of 2020. The grant date fair value of the 2020 PSAs, assuming maximum performance, is as follows: Mr. Hannon, $897,746, Mr. Piszel, $647,622 and Mr. Bailey, $375,006.

(2)	The amounts in this column represent annual incentive cash awards earned under the Company’s Short Term Incentive Program (the “STIP”) for 2020 and 2019 performance as determined by the Human Resources Committee in the first quarter of 2020 and 2019, respectively. See “— Annual Incentive Awards” below for more information on 2020 annual bonuses.

(3)	The items comprising “All Other Compensation” for 2020 are:

Name	Contributions to Defined Contribution Plans(a)	Insurance Premiums	Total
Lawrence Hannon	$17,100	$1,673	$18,773
Anthony S. Piszel	$0	$1,671	$1,671
Robert Bailey	$17,100	$1,200	$18,300
(a)	Represents matching contributions made by ProSight under its 401(k) plan. See “— Retirement Benefits” below for more information.

The items comprising “All Other Compensation” for 2019 are:

Name	Contributions to Defined Contribution Plans(a)	Insurance Premiums	Total
Lawrence Hannon	$14,000	$0	$14,000
Anthony S. Piszel	$0	$0	$0
Robert Bailey	$14,000	$0	$14,000

(a)	Represents matching contributions made by ProSight under its 401(k) plan. See “— Retirement Benefits” below for more information.

Narrative Disclosure to Summary Compensation Table

The following describes the material elements of our compensation program for the year ended December 31, 2020, as applicable to our NEOs and reflected in the Summary Compensation Table above.

Base Salary

Each NEO’s base salary is a fixed component of compensation for each year for performing specific job duties and functions. The total base salaries earned by our NEOs in 2020 are disclosed in the Summary Compensation Table above.

Base salaries for our NEOs are reviewed periodically and adjusted when our Human Resources Committee determines an adjustment is appropriate. 2020 base salaries for the NEOs were not increased from the base salaries set forth in their applicable employment agreements, entered into in July 2019 in connection with the IPO.

Annual Incentive Awards

Each named executive officer is eligible to receive a discretionary annual bonus under the Company’s STIP administered by the Company, under which awards are granted on an annual basis at the discretion of the Human Resources Committee. The 2020 target bonus opportunity for each of the NEOs was equal to 100% of base salary (Mr. Hannon), 100% of base salary (Mr. Piszel) and 75% of base salary (Mr. Bailey). For 2020, the total STIP pool for all employees was equal to $9.2 million. The Human Resources Committee has the discretion to increase or decrease the size of the STIP pool based on factors such as relative industry performance and investments in medium to long-term initiatives, and also has the sole discretion to determine the actual amounts earned for all NEOs. The amounts earned by the NEOs for 2020 are provided in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. We expect to pay annual bonuses under the 2020 STIP entirely in cash and by March 15, 2021.

For 2020, the CEO’s annual bonus under the STIP was determined by measuring certain metrics against performance goals set by the board, and will result in a CEO bonus ranging from 0% to 150% of a board set target.  These performance metrics and their relative weightings are:

●	GWP from Customer Segments - 20% weight
●	Net loss ratio - 20% weight
●	Net expense ratio - 20% weight
●	Adjusted operating return on equity - 40% weight

2020 annual bonuses under the STIP in respect of our executive officers (excluding the CEO) and certain other key employees will closely conform to the same formula.

The CEO’s bonus is determined by the Human Resources Committee in its sole discretion, by measuring the Company’s actual financial performance against performance goals. The Human Resources Committee, however, has additional discretion related to the CEO’s bonus in connection with the Company’s achievement in respect of: (i) diversity and inclusion; (ii) talent management; (iii) Company culture; and (iv) environmental, social and governance issues.

Long-Term Incentive Plan Awards

Prior to the IPO, long-term incentive plan awards were granted under the PGHL Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”).

Our board of directors adopted our 2019 Equity Incentive Plan (the “2019 Plan”) in connection with the IPO to replace our 2010 Plan. RSUs outstanding under our 2010 Plan prior to the IPO converted into RSUs based on shares of common stock of the Company under our 2019 Plan and otherwise continue to be governed by their existing terms prior to the IPO.

During 2020, our NEOs received the following long-term incentive awards under our 2019 Plan:

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

The PSAs will vest based on the compound book value per share growth over a three-year performance period from January 1, 2020 through December 31, 2022, subject to continued employment through the third anniversary of the grant date, provided that (i) upon the executive’s termination of employment due to death or disability or, during the six months preceding or 24 months following a change in control, upon the executive’s termination of employment by us without cause or by the executive for good reason, the PSAs will vest based on target performance if the performance period is not complete and actual performance if the performance period is complete and (ii) upon the executive’s termination of employment by us without cause or by the executive for good reason in the absence of a change in control, a pro-rated portion of the PSAs will vest based on actual performance on the third anniversary of the grant date.  PSAs may vest from 0% to 150% of target depending on the level of achievement of the performance metrics. Upon the executive’s retirement, a pro-rated portion of the Performance Shares will vest based on actual performance, with the pro-rated amount determined based on the period of the executive’s employment from the grant date through the vesting date.

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

Retirement Benefits

We maintain a 401(k) plan for employees. The 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, so that contributions to the 401(k) plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn, and so that contributions made by us, if any, will be deductible by us when made. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limits and have the amount of such reduction contributed to their 401(k) plan account. The 401(k) plan permits us to make contributions up to the limits allowed by law on behalf of all eligible employees. In 2020, we elected to make matching contributions to eligible participants in an amount up to 100% of the first 6% of eligible compensation.

Nonqualified Deferred Compensation

Our NEOs did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during 2020.

Employment Agreements

The Company is party to employment agreements with each of Messrs. Hannon, Piszel and Bailey in connection with the IPO (collectively, the “Employment Agreements”).

The initial term of each Employment Agreement commenced on July 29, 2019, the date of the completion of the IPO and will continue until the earlier of the termination of the executive’s employment or the third (3rd) anniversary of the completion of the IPO, with automatic one-year extensions unless either party under the agreement elects to not extend the term. Pursuant to the Employment Agreements, the NEOs will receive an annual base salary as follows: Mr. Hannon: $900,000, Mr. Piszel: $550,000, and Mr. Bailey: $500,000. Each of the executives are also eligible to participate in the Company’s (i) short-term incentive plan with a target annual bonus opportunity as follows: Mr. Hannon: 100% of base salary, Mr. Piszel: 100% of base salary and Mr. Bailey: 75% of base salary, and (ii) long-term incentive plan with a target annual equity award opportunity as follows: Mr. Hannon: 133% of base salary, Mr. Piszel: 157% of base salary for each of the years 2020 and 2021, and 200% of base salary for the year 2022 and thereafter and Mr. Bailey: 100% of base salary.

Under each of the Employment Agreements, the executives are entitled to receive certain benefits upon certain terminations of employment. In the event of the executive’s termination of employment by the Company without “cause” (including due to the non-renewal of the term by the Company) or a resignation by the executive for “good reason” (each term as defined in the Employment Agreements), subject to the effectiveness of a release in favor of the Company, the executives would be entitled to (i) a severance amount equal to one times the sum of (a) base salary plus (b) target bonus, paid in installments over the one-year period following termination and (ii) a pro rata annual bonus for the year of termination based on target performance, paid in a lump sum, provided that if qualifying termination of employment takes place during the six-month period preceding or 24-month period following a change in control (as defined in the Employment Agreements), the severance amount described in subsection (i) will be paid in a lump sum.

In the event of the executive’s termination of employment due to his death or “disability” (as defined in the Employment Agreements), the executive will be entitled to receive a pro-rated annual bonus for the year of termination based on target performance.

Upon a termination of employment due to the non-renewal of the term by the executive, the executive will be entitled to receive a pro-rated annual bonus for the year of termination based on actual performance.

In addition, the Employment Agreements contain perpetual provisions governing the nondisclosure and nonuse of confidential information of the Company and non-competition and non-solicitation restrictive covenants, which remain in existence for one year following a termination of employment for any reason; provided that the non-competition restrictive covenant will apply for two years with respect to competitive enterprises in which any of the founders are employed and for two years following a termination of employment, each executive will be restricted from soliciting any of the founders from joining a competitive enterprise; and provided further that upon a termination of the executive’s employment without “good reason,” the executive will be subject to a one-year non-solicitation covenant and the Company can elect to enforce a one-year non-competition covenant if the Company pays the executive the severance amount described above.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2020, our named executive officers held outstanding equity-based awards as listed in the table below:

Stock Awards
Name	Number of Unearned Shares or Units That Have Not Yet Vested (#)	Market Value of Unearned Shares or Units That Have Not Yet Vested ($)(7)
Lawrence Hannon	44,664(1) 11,965(2) 44,664(3) 17,857(4) 167,488(5) 125,000(6)	$573,039 $153,511 $573,039 $229,105 $2,148,871 $1,603,750
Anthony S. Piszel	32,220(1)	$413,383
	10,968(2) 32,220(3) 16,369(4) 135,267(5)	$140,719 $413,383 $210,014 $1,735,476
Robert Bailey	18,657(1) 4,986(2) 18,657(3) 7,441(4) 151,023(5) 125,000(6)	$239,369 $63,970 $239,369 $95,468 $1,937,625 $1,603,750
(1)	Represents outstanding unvested RSAs granted on February 28, 2020 in connection with our 2019 Equity Incentive Plan that will vest in three annual installments on each of February 28, 2021, February 28, 2022 and February 28, 2023.
(2)	Represents outstanding unvested time-vesting RSU awards granted on July 25, 2019 in connection with our IPO that will vest in two equal annual installments on each of July 25, 2021 and July 25, 2022. The first tranche previously vested on July 25, 2020.
(3)	Represents outstanding unvested PSAs granted on February 28, 2020 in connection with our 2019 Equity Incentive Plan assuming target performance. These PSAs will vest on the third anniversary of grant (February 28, 2023) based on the compound book value per share growth over a three-year performance period from January 1, 2020 through December 31, 2022.
(4)	Represents outstanding unvested PSUs granted on July 25, 2019 in connection with our IPO assuming target performance. These PSUs will vest on the third anniversary of grant (July 25, 2022) based on the compound book value per share growth over a three-year performance period from January 1, 2019 through December 31, 2021.
(5)	Represents the remaining outstanding tranches of unvested supplemental RSU awards granted in connection with our IPO. Such awards are time-vesting RSUs, 25% of which were vested on grant date, 25% of which will vest on the second anniversary of the grant date, July 25, 2021 and 50% of which will vest on the third anniversary of the grant date, July 25, 2022.
(6)	Represents outstanding founders grant awards that will cliff vest on the third anniversary of the grant date, July 25, 2022.
(7)	Based on the closing price of Company common stock on the NYSE of $12.83 per share on December 31, 2020.

Severance and Change in Control Benefits

Each of Messrs. Hannon, Piszel and Bailey is a party to a Employment Agreement that provides for severance benefits on certain qualifying terminations of employment.

In the event of the executive’s termination of employment by the Company without “cause” (including due to the non-renewal of the term by the Company) or a resignation by the executive for “good reason” (each term as defined in the Employment Agreements), subject to the effectiveness of a release in favor of the Company, the executives would be entitled to (i) a severance amount equal to one times the sum of (a) base salary plus (b) target bonus, paid in installments over the one-year period following termination and (ii) a pro rata annual bonus for the year of termination based on target performance, paid in a lump sum, provided that if qualifying termination of employment takes place during the six-month period preceding or 24-month period following a change in control (as defined in the Employment Agreements), the severance amount described in subsection (i) will be paid in a lump sum.

In the event of the executive’s termination of employment due to his death or “disability” (as defined in the Employment Agreements), the executive will be entitled to receive a pro-rated annual bonus for the year of termination based on target performance.

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

In addition, the terms of each of Messrs. Hannon’s, Piszel’s and Bailey’s outstanding equity awards provide for accelerated vesting on certain qualifying terminations of employment as follows:

(1)	2020 RSAs and PSAs: (i) upon a termination of employment due to death or “disability” (as defined in the 2019 Plan) or, during the six months preceding or 24 months following a change in control, upon the executive’s termination of employment by us without “cause or by the executive for “good reason” (in each case, as defined in the 2019 Plan), the RSAs will vest in full and the performance shares will vest based on target performance if the performance period is not complete and actual performance if the performance period is complete, (ii) upon the executive’s termination of employment by us without cause or by the executive for good reason in the absence of a change of control, a pro-rated portion of the unvested RSAs will vest and a pro-rated portion of the PSAs will vest based on actual performance and (iii) upon the executive’s retirement, unvested RSAs for the tranche in which the retirement occurs will vest pro rata and a pro-rated portion of the PSAs will vest based on actual performance, with the pro-rated amount determined based on the period of the executive’s employment from the grant date through the vesting date.
(2)	2019 time-based RSUs and PSUs: (i) upon a termination of employment due to death or “disability” (as defined in the 2019 Plan) or, during the six months preceding or 24 months following a change in control, upon the executive’s termination of employment by us without “cause” or by the executive for “good reason” (in each case, as defined in the 2019 Plan), the time-based RSUs will vest in full and PSUs will vest based on target performance if the performance period is not complete and actual performance if the performance period is complete and (ii) upon the executive’s termination of employment by us without cause or by the executive for good reason in the absence of a change in control, a pro-rated portion of the unvested RSUs will vest and a pro-rated portion of the PSUs will vest based on actual performance on the third anniversary of the grant date; and
(3)	Supplemental RSUs and Founders RSUs will vest in full upon the executive’s termination of employment due to death or disability or upon the executive’s termination of employment by us without cause or by the executive for good reason.

Director Compensation

The following table sets forth information regarding compensation of our non-employee directors during the year ended December 31, 2020:

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Total ($)
Anthony Arnold(3)	62,500	81,729	144,229
Steven Carlsen	117,500	110,075	227,575
Clement S. Dwyer, Jr.	92,500	89,000	181,500
Eric W. Leathers	62,500	81,729	144,229
Sumit Rajpal(4)	0	0	0
Richard P. Schifter	62,500	81,729	144,229
Bruce W. Schnitzer(5)	95,000	91,506	186,506
Sheila Hooda	100,000	128,908	228,908
Otha T. Spriggs, III	95,000	122,375	217,375
Magnus Helgason(6)	57,292	81,729	139,021
Anne Waleski	42,500	79,628	122,128
(1)	The amounts in this column represent annual cash retainers and lead director, committee chair and committee membership fees.
(2)	The amounts in the column represent the grant date fair value, as determined in accordance with FASB ASC Topic 718, of RSU awards granted to non-employee directors pursuant to the 2019 Plan. Specifically, each of the non-employee directors was granted RSUs as follows: Messrs. Arnold, Leathers, Helgason and Schifter – 9,183 each; Mr. Carlsen – 12,368; Mr. Dwyer – 10,000; Mr. Schnitzer – 10,179; Ms. Hooda – 14,484; Ms. Waleski – 8,947 and Mr. Spriggs – 13,750.
(3)	Mr. Arnold is a managing director of Goldman Sachs & Co. LLC. Goldman Sachs & Co. LLC is a subsidiary of Goldman Sachs. Mr. Arnold has an understanding with Goldman Sachs pursuant to which he remits cash director fees to Goldman Sachs and he holds non-employee director RSUs for the benefit of Goldman Sachs.
(4)	In accordance with the Stockholders’ Agreement, Mr. Rajpal was removed by the GS Investors as a member of our board of directors on February 20, 2020 and Mr. Helgason was designated to take his place. Mr. Rajpal had an understanding with GS Group pursuant to which he remitted cash director fees to Goldman Sachs and he held non-employee director RSUs for the benefit of Goldman Sachs.
(5)	Mr. Schnitzer retired from our board of directors on February 18, 2021.
(6)	In accordance with the Stockholders’ Agreement, Mr. Helgason was designated by the GS Investors and appointed as a member of our board of directors on February 20, 2020.

The 2019 Plan contemplates equity-based and cash-based incentive awards to directors.

Each of our non-employee directors receives an annual cash retainer of $80,000 (paid quarterly) and an annual grant of RSUs with a grant date value of $80,000. The chairperson of the board, in lieu of any additional fees for chair or committee service, receives a board chairperson fee in the form of a $37,500 annual cash retainer and an annual grant of RSUs with a value of $37,500. Each non-employee director who serves as a committee chair receives additional chair fees in the form of a $10,000 annual cash retainer and an annual grant of RSUs with a value of $10,000; provided that the chair of the Audit Committee receives chair fees in the form of a $15,000 annual cash retainer and an annual grant of RSUs with a value of $15,000. Each non-employee director who serves as a member of the committee of the Board also receives additional committee member fees in the form of a $5,000 annual cash retainer and an annual grant of RSUs with a value of $5,000. Notwithstanding the foregoing, our non-employee directors designated by the principal stockholders (as of the date of this Annual Report on Form 10-K, Messrs. Arnold, Leathers, Helgason and Schifter) will receive director compensation for their services to the Board in an amount equal to $125,000 per year, 50% of which will be paid in cash and 50% of which will be in the form of an annual grant of RSUs with a grant date value equal to $62,500.

Post-IPO director RSUs are fully vested on grant and payable upon the first to occur of a separation of service and a change in control (as defined in the 2019 Plan).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of the shares of our common stock as of February 19, 2021 with respect to:

●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

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

Our calculation of the percentage of beneficial ownership is based on 43,657,099 shares of common stock outstanding as of February 19, 2021 (which includes 110,446 shares of restricted stock and 110,466 performance shares (based on target performance)).

Common stock subject to vested RSUs or RSUs that will vest within 60 days of February 19, 2021, is deemed to be outstanding for computing the percentage ownership of the person holding these RSUs and the percentage ownership of any group of which the holder is a member but is not deemed outstanding for computing the percentage of any other person.

Except as otherwise indicated, the address for each stockholder listed below is c/o ProSight Global, Inc., 412 Mt. Kemble Avenue, Suite 300, Morristown, NJ 07960.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Owners
Investment funds affiliated with Goldman Sachs (1)(4)(6)	17,025,242	39.0%
Investment funds affiliated with TPG (2)	16,361,109	37.5%
Officers and Directors
Lawrence Hannon (3)	236,053	*
Anthony Arnold (1)(4)	11,043	*
Eric W. Leathers (5)	11,043	*
Magnus Helgason (1)(6)	9,183	*
Richard P. Schifter (7)	11,043	*
Robert Bailey (8)	124,380	*
Steven Carlsen (9)	99,521	*
Clement S. Dwyer. Jr. (10)	111,730	*
Sheila Hooda (11)	17,311	*
Frank D. Papalia (12)	226,515	*
Anthony S. Piszel (13)	127,434	*
Otha T. Spriggs, III (14)	26,429	*
Anne Waleski (15)	13,947	*

Directors and executive officers as a group (13 persons)	1,025,632	2.3%

* Less than one percent

(1)	Shares shown as beneficially owned by investment funds affiliated with Goldman Sachs reflect an aggregate of the following record ownership: (i) 14,821,997 shares held by ProSight Investment LLC (ii) 2,183,019 shares held by ProSight Parallel Investment LLC (together with Prosight Investment LLC, the “GS Investment Entities”) and (iii) 20,226 vested non-employee director RSUs held by Mr. Arnold and Mr. Helgason for the benefit of The Goldman Sachs Group, Inc. (“Goldman Sachs”). ProSight Equity Management Inc. is the managing member of each of the GS Investment Entities, and has voting and investment power over the common stock of the Company owned by the GS Investment Entities. GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P. and GS Capital Partners VI GmbH & Co. are non-managing members of ProSight Investment LLC, and GS Capital Partners VI Parallel, L.P. is a non-managing member of ProSight Parallel Investment LLC (collectively, the “Goldman Sachs Funds”). Mr. Arnold is an officer of ProSight Equity Management Inc. and may be deemed to have shared voting and investment power over, and therefore, may be deemed to have beneficial ownership of, the shares held by the GS Investment Entities. Mr. Arnold disclaims beneficial ownership of the shares of common stock owned directly or indirectly by ProSight Investment LLC, ProSight Parallel Investment LLC, ProSight Equity Management Inc. and the Goldman Sachs Funds, except to the extent of their pecuniary interest therein, if any. The Goldman Sachs Funds disclaim beneficial ownership of all such shares, except to the extent of their pecuniary interest therein, if any. Goldman Sachs and Goldman Sachs & Co. LLC may be deemed to have beneficial ownership (as determined in accordance with the rules of the SEC) of the shares held by the GS Investment Entities. Goldman Sachs and Goldman Sachs & Co. LLC disclaim beneficial ownership of all such shares, except to the extent of their pecuniary interest therein, if any. The address of the Goldman Sachs Funds, Goldman Sachs and Goldman Sachs & Co. LLC is 200 West Street, New York, NY 10282.
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
(3)	Includes 29,206 vested RSUs initially granted under the 2010 Plan, 44,664 unvested shares of restricted stock over which Mr. Hannon has voting power and 44,664 unvested performance shares (based on target performance) over which Mr. Hannon has voting power.
(4)	Consists of vested non-employee director RSUs. Mr. Arnold is a Managing Director of Goldman Sachs and is an officer of ProSight Equity Management Inc. As an officer and director of Prosight Equity Management Inc., Mr. Arnold may be deemed to have shared voting and investment power over, and therefore, may be deemed to have beneficial ownership of, the shares held by the GS Investment Entities. Additionally, Mr. Arnold has an understanding with Goldman Sachs, pursuant to which he holds for the benefit of Goldman Sachs, the non-employee director RSUs issued for service as a member of our board of directors. Mr. Arnold disclaims beneficial ownership of all shares held by the GS Investment Entities and the non-employee director RSUs except to the extent of his pecuniary interest therein, if any. The address of Mr. Arnold is c/o Goldman Sachs & Co. LLC, 200 West Street, New York, NY 10282.
(5)	Consists of vested non-employee director RSUs.
(6)	Mr. Helgason is a Vice President of Goldman Sachs & Co. LLC. Additionally, Mr. Helgason has an understanding with Goldman Sachs, pursuant to which he holds for the benefit of Goldman Sachs, the non-employee director RSUs issued for service as a member of our board of directors. Mr. Helgason disclaims beneficial ownership of all shares held by the GS Investment Entities except to the extent of his pecuniary interest therein, if any. The address of Mr. Helgason is c/o Goldman Sachs & Co. LLC, 200 West Street, New York, NY 10282.
(7)	Consists of vested non-employee director RSUs.
(8)	Includes 17,319 vested RSUs initially granted under the 2010 Plan, 18,657 unvested shares of restricted stock over which Mr. Bailey has voting power, 18,657 unvested performance shares (based on target performance) over which Mr. Bailey has voting power and 5,347 shares of the Company held by Mr. Bailey in an IRA account.
(9)	Includes 46,664 vested RSUs initially granted under the 2010 Plan and 19,868 vested non-employee director RSUs.
(10)	Includes 46,664 vested RSUs initially granted under the 2010 Plan and 16,786 vested non-employee director RSUs, in each case, held by the Clement S. Dwyer, Jr. and Martha H. Dwyer 2015 Family Trust.
(11)	Consists of vested non-employee director RSUs.
(12)	Includes 114,336 vested RSUs, 14,925 unvested shares of restricted stock over which Mr. Papalia has voting power and 14,925 unvested performance shares (based on target performance) over which Mr. Papalia has voting power.
(13)	Includes 12,816 vested RSUs initially granted under the 2010 Plan, 32,220 unvested shares of restricted stock over which Mr. Piszel has voting power and 32,220 unvested performance shares (based on target performance) over which Mr. Piszel has voting power.
(14)	Includes 16,429 vested non-employee director RSUs.
(15)	Includes 8,947 vested non-employee director RSUs.

Equity Compensation Plan Information

The following table presents information as of December 31, 2020 with respect to compensation plans under which shares of our common stock may be issued. The equity compensation plans approved by our stockholders include our 2010 Plan, our 2019 Plan and our ESPP.  We adopted the 2019 Plan and terminated the 2010 Plan in connection with the IPO. As a result, no further awards will be made under our 2010 Plan; however, awards granted under our 2010 Plan will continue to be governed by their existing terms.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders	2,204,483(1)	—	2,628,630(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,204,483	—	2,628,630
(1)	Consists of 2,204,483 RSUs outstanding under the 2019 Plan, which includes 360,625 RSUs outstanding that were originally granted under the 2010 Plan. RSU awards outstanding under our 2010 Plan prior to the IPO converted into RSU awards based on shares of common stock of the Company under our 2019 Plan and otherwise continue to be governed by their existing terms prior to the IPO.
(2)	Includes 1,641,583 shares available for issuance under the 2019 Plan and 987,047 shares available for issuance under the ESPP.

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

The Stockholders’ Agreement, among other things, provides that two directors shall be designated for election to the Board of Directors by the GS Investors and two directors shall be designated for election to the Board of Directors by the TPG Investors, in each case so long as such principal stockholder has not transferred more than 75% of its respective initial ownership interest in the Company (such “initial ownership interest” being the number of shares of our common stock held by each principal stockholder, respectively, immediately following the IPO merger of PGHL with and into the Company and prior to the IPO). If either principal stockholder transfers more than 75% of its respective initial ownership interest in the Company, then such principal stockholder shall only be entitled to designate for election one director; and if either principal stockholder transfers more than 90% of its respective initial ownership interest in the Company, then such principal stockholder shall not be entitled to designate any directors for election. Messrs. Arnold and Helgason currently serve as the designees of the GS Investors and Messrs. Leathers and Schifter currently serve as the designees of the TPG Investors. The Stockholders’ Agreement further provides that, at all times, our Board of Directors shall include at least four directors who are unaffiliated with the principal stockholders or the Company (except in their capacity as directors) and who shall also qualify as independent under the NYSE listing rules. The size of our Board of Directors is currently ten directors.

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

Niche Management Agreement with Altruis Group

On February 4, 2020, we entered into a niche management agreement (the “NMA”) with Altruis Group, LLC (“Altruis”), an independent agency being launched by Mr. Beneducci, our former Executive Chairman.  Pursuant to the NMA, Altruis will be an exclusive distribution partner of the Company in new customer niches where the Company supports captives.  The specific services provided by Altruis and the fees payable to Altruis for such service will be determined on a transaction-by-transaction basis. There were no fees paid to Altruis in the year ended December 31, 2020.

Historical Related Party Transactions

Investment Advisory Agreements with GSAM

On February 8, 2011, we entered into four individual discretionary advisory agreements through PSIG and each of our insurance subsidiaries with Goldman Sachs Asset Management, L.P. (“GSAM”), an affiliate of Goldman Sachs, whose affiliates are among our principal stockholders, pursuant to which GSAM was appointed an investment adviser, operating within our stated investment guidelines, for accounts representing a certain portion of our assets. Under the four discretionary advisory agreements, GSAM receives annual fees, calculated based upon the aggregate account balances of PSIG and our insurance subsidiaries. In the year ended December 31, 2020, the aggregate fees paid to GSAM pursuant to these agreements were $1.2 million. Each of the four discretionary advisory agreements may be terminated by either GSAM or us effective immediately upon one party’s receipt of written notice from the other party unless a later date is specified in such written notice. GSAM currently serves as our sole investment adviser.

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

●	a transaction in which we are a participant and which involves an amount exceeding $120,000 and in which any of our directors, officers or 5% stockholders, or any other “related person” as defined in Item 404 of SEC Regulation S-K (“Item 404”), has or will have a direct or indirect material interest;
●	any material amendment, modification or extension of the Registration Rights Agreement to be entered into with the principal stockholders; and
●	any other transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404.

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

To simplify the administration of the approval process under this policy, an independent committee may, where appropriate, establish guidelines for certain types of related party transactions or designate certain types of such transactions that will be deemed pre-approved. This policy also provides that the following transactions are deemed pre-approved:

●	decisions on compensation or benefits or the hiring or retention of our directors or executive officers, if approved by the applicable committee of the Board of Directors;
●	the indemnification and advancement of expenses pursuant to our amended and restated certificate of incorporation, bylaws or an indemnification agreement; and
●	transactions where the related person’s interest or benefit arises solely from such person’s ownership of our securities and holders of such securities receive the same benefit on a pro rata basis.

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

Item 14. Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Ernst & Young LLP for professional services rendered in the years ended December 31, 2020 and 2019:

	2020	2019
Audit fees	$1,696,000	$2,027,000
Audit-related fees	—	—
Tax fees	234,000	190,144
Other	7,200	5,100
Total	$1,937,200	$2,222,244

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

Pre-Approval Policies and Procedures

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permitted non-audit and tax services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence.  All fees paid to Ernst & Young LLP for our fiscal years ended December 31, 2020 and 2019 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

INDEX TO FINANCIAL STATEMENT SCHEDULES

Reference (Page)
Data Submitted Herewith:

Schedules:

II. Condensed Financial Information of Registrant, as of and for the three years ended December 31, 2020.	173

V. Valuation and Qualifying Accounts for the three years ended December 31, 2020.	176

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Schedule II

ProSight Global, Inc.

Condensed Financial Information of Registrant

Balance Sheets

	December 31
($ in thousands, except per share amounts)	2020	2019
Assets
Investment in subsidiaries	$825,713	$702,977
Cash and cash equivalents	619	773
Total cash and investments	826,332	703,750
Receivables from affiliates	7,507	6,580
Other assets	1,189	747
Total assets	$835,028	$711,077

Liabilities
Payables to affiliates	$5,614	$1,263
Notes payable, net of debt issuance costs	203,267	164,693
Other liabilities	2,179	2,090
Total liabilities	211,060	168,046

Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,449,087 and 43,071,186 shares issued, 43,436,167 and 43,058,266 shares outstanding in 2020 and 2019, respectively	434	431
Paid-in capital	668,798	661,761
Accumulated other comprehensive income	89,122	37,453
Retained deficit	(134,186)	(156,414)
Treasury shares – at cost (12,920 shares)	(200)	(200)
Total stockholders’ equity	623,968	543,031
Total liabilities and stockholders’ equity	$835,028	$711,077

Schedule II

ProSight Global, Inc.

Condensed Financial Information of Registrant

Statements of Operations

	Years Ended December 31
($ in thousands)	2020	2019	2018
Revenues:
Other income	$30	$33	$165
Total revenues	30	33	165

Expenses:
General and administrative expenses	1,079	714	5,325
Write-off of amounts related to sale of affiliate	—	—	650
Intercompany interest expense (income)	—	18	(27)
Interest expense	13,768	12,795	12,377
Other expense	5,484	8,164	—
Total expenses	20,331	21,691	18,325
Loss before federal income taxes	(20,301)	(21,658)	(18,160)
Federal income tax benefit	2,363	4,669	3,284
Net loss from continuing operations before equity in undistributed net income of subsidiaries	(17,938)	(16,989)	(14,876)
Equity in undistributed net income of subsidiaries, net of tax	40,166	55,879	69,419
Net income	$22,228	$38,890	$54,543

Schedule II

ProSight Global, Inc.

Condensed Financial Information of Registrant

Statements of Cash Flows

	Years Ended December 31
($ in thousands)	2020	2019	2018
Operating Activities:
Net income	$22,228	$38,890	$54,543
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance costs	1,240	338	338
Equity in undistributed net income of subsidiaries, net of tax	(40,166)	(55,879)	(69,419)
Changes in:
(Increase) decrease in receivables from affiliates	(927)	5,882	(9,957)
Increase (decrease) in payables to affiliates	4,351	(8,277)	4,872
(Decrease) increase in other assets	(16)	3,844	(1,673)
Decrease in loans to affiliates	—	(3,173)	—
Increase (decrease) in other liabilities	89	(3,022)	(6,426)
Total adjustments	(35,429)	(60,287)	(82,265)
Net cash used in operating activities	(13,201)	(21,397)	(27,722)

Investing activities:
Net cash provided by (used in) investing activities	—	—	—

Financing activities
Proceeds from shares issued	—	50,878	—
Payments related to offering costs	(49)	—	—
Proceeds from notes payable, net of debt issuance costs	201,908	—	18,000
Repayment of notes payable	(165,000)	(18,000)	—
Tax withholding on stock compensation awards	(2,578)	(740)	—
Proceeds from stock purchase plan	165	—	—
Capital contributions to affiliates	(21,399)	(10,490)	9,747
Net cash provided by financing activities	13,047	21,648	27,747
Net (decrease) increase in cash and cash equivalents	(154)	251	25
Cash and cash equivalents at beginning of year	773	522	497
Cash and cash equivalents at end of year	$619	$773	$522

Schedule V

ProSight Global, Inc.

Allowance for Uncollectible Premiums and Reinsurance Recoverables

	Allowance on	Allowance on
	Premiums	Reinsurance
($ in thousands)	Receivables	Receivables
December 31, 2017	4,197	7,046
Additions	800	4,510
Deductions	(174)	(1,564)
December 31, 2018	$4,823	$9,992
Additions	2,108	4,581
Deductions	(1,875)	(3,702)
December 31, 2019	$5,056	$10,871
Additions	3,197	—
Deductions	(1,336)	(2,381)
December 31, 2020	$6,917	$8,490

Exhibit Index

Exhibit No.	Description of Document

2.1

Agreement and Plan of Merger, dated as of January 14, 2021, among ProSight Global, Inc., Pedal Parent Inc. and Pedal Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 19, 2021).

2.2

Stockholder Support Agreement, dated as of January 14, 2021, by and among Pedal Parent, Inc. and certain affiliates of the Goldman Sachs Group, Inc. and TPG Advisors VI, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed January 19, 2021).

3.1	Amended and Restated Certificate of Incorporation of ProSight Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
3.2	Amended and Restated Bylaws of ProSight Global, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K/A filed March 10, 2020).
4.2	Registration Rights Agreement between ProSight Global Inc. and the Holders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.3	Description of Securities of ProSight Global, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K/A filed March 10, 2020).
10.1	Stockholders’ Agreement among ProSight Global, Inc., the GS Investors and the TPG Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2019).
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
10.4

Form of Restricted Stock Unit Agreement under ProSight Global Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A filed March 10, 2020).

10.5

Form of Performance Restricted Stock Unit Agreement under ProSight Global, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A filed March 10, 2020).

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

10.18

Amendment to Transition and Separation Agreement, dated January 23, 2020, between ProSight Global, Inc. and Joseph Beneducci (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K/A filed March 10, 2020).

10.19

Employment Agreement between ProSight Global, Inc. and Robert Bailey, dated August 7, 2019 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K/A filed March 10, 2020).

10.20

Form of Performance Shares Award Agreement under ProSight Global Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K/A filed March 10, 2020).

10.21

Form of Restricted Shares Award Agreement under ProSight Global Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K/A filed March 10, 2020).

10.22

Credit Agreement, dated as of June 12, 2020, among ProSight Global, Inc., the lenders from time to time party thereto, and Truist Bank as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2020).

10.23

Incremental Facility Agreement and Amendment, dated as of June 30, 2020, by and among ProSight Global, Inc., each other loan party signatory thereto, Truist Bank as administrative agent, and each of the incremental revolving lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2020)

10.24

Transition Agreement, dated September 2, 2020, between ProSight Global, Inc. and Frank Papalia (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2020).

21.1	List of Subsidiaries (incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 333-232440).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ProSight Global, Inc.

Dated: February 23, 2021	By:	/s/ Lawrence Hannon
Lawrence Hannon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Hannon Lawrence Hannon	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2021

/s/ Anthony S. Piszel Anthony S. Piszel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2021

/s/ Steven Carlsen Steven Carlsen	Chairperson of the Board of Directors	February 23, 2021

/s/ Anthony Arnold Anthony Arnold	Director	February 23, 2021

/s/ Clement S. Dwyer, Jr. Clement S. Dwyer, Jr.	Director	February 23, 2021

/s/ Sheila Hooda Sheila Hooda	Director	February 23, 2021

/s/ Eric W. Leathers Eric W. Leathers	Director	February 23, 2021

/s/ Magnus Helgason Magnus Helgason	Director	February 23, 2021

/s/ Richard P. Schifter Richard P. Schifter	Director	February 23, 2021

/s/ Otha T. Spriggs, III Otha T. Spriggs, III	Director	February 23, 2021

/s/ Anne Waleski Anne Waleski	Director	February 23, 2021