Form 10-Q
period 2021-03-31
ProSight Global, Inc.
filed 2021-05-04
CIK 1634038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 43,779,316 shares of Common Stock ($0.01 par value) outstanding as of May 03, 2021.

PROSIGHT GLOBAL, INC. AND SUBSIDIARIES

ProSight Global, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands except share amounts)	2021	2020
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value (amortized cost $2,215,629 in 2021 and $2,159,743 in 2020, allowance for credit losses $(1,034) in 2021 and $(1,457) in 2020)	$2,250,898	$2,266,057
Commercial levered loans at amortized cost (fair value $11,979 in 2021 and $12,180 in 2020)	12,077	12,308
Non-redeemable preferred stock securities at fair value (cost $6,541 in 2021 and $6,541 in 2020)	6,952	7,049
Bond exchange-traded funds at fair value (cost $29,082 in 2021 and $44,679 in 2020)	28,100	44,882
Limited partnerships and limited liability companies at fair value (cost $74,906 in 2021 and $74,268 in 2020)	96,307	90,468
Short-term investments	35	154
Total investments	2,394,369	2,420,918
Cash and cash equivalents	37,434	12,078
Restricted cash	27,938	7,525
Accrued investment income	12,306	13,693
Premiums and other receivables, net	114,535	146,243
Receivable from reinsurers on paid losses, net	9,343	10,481
Reinsurance receivables on unpaid losses, net	155,828	170,522
Deferred policy acquisition costs	90,968	94,437
Prepaid reinsurance premiums	46,607	56,787
Net deferred income taxes	290	—
Goodwill and net intangible assets	17,240	17,248
Fixed assets and capitalized software, net	32,851	33,896
Funds withheld related to sale of affiliate	19,529	19,534
Other assets	33,608	25,996
Assets of discontinued operations	22,052	21,354
Total assets	$3,014,898	$3,050,712

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$1,601,968	$1,602,902
Reserve for unearned premiums	417,446	448,676
Ceded reinsurance payable	27,826	38,152
Notes payable, net of debt issuance costs	203,648	203,267
Secured loan payable, net of debt issuance costs	21,915	22,668
Funds held under reinsurance agreements	23,074	23,179
Net deferred income taxes	—	10,137
Other liabilities	74,215	40,034
Liabilities of discontinued operations	41,142	37,729
Total liabilities	2,411,234	2,426,744

Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,621,696 and 43,449,087 shares issued, 43,608,766 and 43,436,167 shares outstanding in 2021 and 2020, respectively	436	434
Paid-in capital	670,121	668,798
Accumulated other comprehensive income	32,284	89,122
Retained deficit	(98,977)	(134,186)
Treasury shares - at cost (12,920 shares)	(200)	(200)
Total stockholders’ equity	603,664	623,968
Total liabilities and stockholders’ equity	$3,014,898	$3,050,712

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
($ in thousands except per share amounts)	2021	2020
Gross written premiums	$169,391	$213,784
Net earned premiums	172,971	205,662
Net investment income	16,679	8,815
Realized investment gains, net	33,108	232
Other income	72	112
Total revenues	222,830	214,821

Expenses:
Net losses and loss adjustment expenses incurred	105,523	127,557
Policy acquisition expenses	42,359	46,986
General and administrative expenses	22,999	26,637
Interest expense	2,658	3,105
Other expense	1,317	1,737
Total expenses	174,856	206,022
Income from continuing operations before income taxes	47,974	8,799

Income tax provision:
Current	5,846	1,631
Deferred	4,581	357
Total income tax expense	10,427	1,988
Net income from continuing operations	37,547	6,811

Discontinued operations:
Net (loss) income from discontinued operations	(2,338)	257
Net income	$35,209	$7,068

Earnings per share – basic:
Net income from continuing operations	$0.85	$0.16
Net income	$0.80	$0.16

Earnings per share – diluted:
Net income from continuing operations	$0.84	$0.15
Net income	$0.79	$0.16

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31
($ in thousands)	2021	2020
Net income	$35,209	$7,068
Other comprehensive loss, net of taxes:
Change in unrealized holding losses on available-for-sale debt securities, net of deferred tax benefit of $(8,055) in 2021 and $(16,102) in 2020	(30,268)	(60,964)
Less: reclassification adjustment for gains included in net income, net of tax expense of $6,864 in 2021 and $136 in 2020	26,236	806
Less: reclassification adjustment for credit losses included in net income, net of tax expense (benefit) of $89 in 2021 and $(87) in 2020	334	(329)
Other comprehensive loss	(56,838)	(61,441)
Comprehensive loss	$(21,629)	$(54,373)

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
	Preferred	Common	Paid-In	Other Comprehensive	Retained	Treasury
($ in thousands)	Stock	Stock	Capital	Income (Loss)	Deficit	Shares	Total
December 31, 2019	$—	$431	$661,761	$37,453	$(156,414)	$(200)	$543,031
Stock based employee compensation plan	—	2	1,754	—	—	—	1,756
Net unrealized loss on available-for-sale debt securities, net of deferred tax benefit of $(16,151)	—	—	—	(61,441)	—	—	(61,441)
Retirement of common stock (tax payments on equity compensation)	—	—	(2,263)	—	—	—	(2,263)
Payments related to offering costs	—	—	(49)	—	—	—	(49)
Net income	—	—	—	—	7,068	—	7,068
March 31, 2020	$—	$433	$661,203	$(23,988)	$(149,346)	$(200)	$488,102

December 31, 2020	$—	$434	$668,798	$89,122	$(134,186)	$(200)	$623,968
Stock based employee compensation plan	—	2	1,918	—	—	—	1,920
Share purchase plan	—	—	60	—	—	—	60
Net unrealized loss on available-for-sale debt securities, net of deferred tax benefit of $(15,008)	—	—	—	(56,838)	—	—	(56,838)
Retirement of common stock (tax payments on equity compensation)	—	—	(655)	—	—	—	(655)
Payments related to offering costs	—	—	—	—	—	—	—
Net income	—	—	—	—	35,209	—	35,209
March 31, 2021	$—	$436	$670,121	$32,284	$(98,977)	$(200)	$603,664

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
($ in thousands)	2021	2020
Operating activities
Net income from continuing operations	$37,547	$6,811
Net (loss) income from discontinued operations	(2,338)	257
Net income	35,209	7,068

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred taxes	4,581	357
Realized investment gains, net	(33,108)	(232)
Net limited partnerships and limited liability companies (gains) losses	(5,183)	6,877
Net amortization from bonds and commercial loans	604	598
Net change in fair value of non-redeemable preferred stock securities	97	291
Net change in fair value of bond exchange-traded funds	1,748	—
Depreciation and amortization	2,218	1,987
Amortization of debt issuance costs	429	85
Stock based compensation	1,920	1,754

Changes in:
Premiums and other receivables, net	31,708	33,763
Receivable from reinsurers on paid losses and reinsurance receivable on unpaid losses	15,832	35,691
Ceded reinsurance payable	(10,326)	(4,620)
Accrued investment income	1,387	(202)
Deferred policy acquisition costs	3,469	(1,030)
Prepaid reinsurance premiums	10,180	2,478
Reserve for unpaid losses and loss adjustment expenses	(934)	24,151
Reserve for unearned premiums	(31,230)	(14,737)
Funds withheld related to sale of affiliate	5	(76)
Funds held under reinsurance agreements	(105)	(35,481)
Other assets	(7,657)	7,924
Other liabilities	34,181	(7,595)
Total adjustments	19,816	51,983
Net cash provided by operating activities – continuing operations	57,363	58,794
Net cash provided by operating activities – discontinued operations	31	62
Net cash provided by operating activities	57,394	58,856

Investing activities
Purchases of available-for-sale fixed maturity securities	(505,101)	(191,915)
Sales of available-for-sale fixed maturity securities	411,977	114,474
Redemptions of available-for-sale fixed maturity securities	69,436	38,376
Purchases of non-redeemable preferred stock securities	—	(11,669)
Redemptions of commercial levered loans	233	346
Sales of bond exchange-traded funds	15,034	—
Purchases of limited partnerships	(2,035)	(6,873)
Distributions and redemptions from limited partnerships	1,379	1,644
Purchases of short-term investments	—	(25,634)
Sales of short-term investments	—	50,323
Acquisition of fixed assets and capitalized software	(1,165)	(1,125)
Net cash used in investing activities – continuing operations	(10,242)	(32,053)
Net cash provided by (used in) investing activities – discontinued operations	392	(15)
Net cash used in investing activities	(9,850)	(32,068)

Financing activities
Payments related to offering costs	—	(49)
Tax withholding on stock compensation awards	(655)	(2,263)
Proceeds from stock purchase plan	60	—
Repayment of secured loan payable	(757)	—
Net cash used in financing activities	(1,352)	(2,312)

Net change in cash and cash equivalents	46,192	24,476
Cash, cash equivalents and restricted cash at beginning of year – continuing operations	19,603	27,497
Cash, cash equivalents and restricted cash at beginning of year – discontinued operations	1,779	255
Less: cash, cash equivalents and restricted cash at end of period – discontinued operations	(2,202)	(301)
Cash, cash equivalents and restricted cash at end of period – continuing operations	$65,372	$51,927

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

1. Basis of Reporting

The accompanying unaudited interim consolidated financial statements of ProSight Global, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2021. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.

On January 14, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Pedal Parent Inc. (“Parent”), owned by affiliates of TowerBrook Capital Partners L.P. and Further Global Capital Management, and Pedal Merger Sub, Inc., pursuant to which, subject to the terms and conditions of the Merger Agreement, Pedal Merger Sub, Inc. would merge with and into the Company (the “proposed merger”), with the Company surviving as a wholly owned subsidiary of Parent.

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

2. Recently Adopted Accounting Standards

Accounting Guidance Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2016-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 provides the option to apply prospectively to costs for activities performed on or after the date that the entity first adopts or retrospectively in accordance with guidance on accounting changes. The Company adopted ASU 2018-15 as of January 1, 2021 and elected to apply the adopted guidance prospectively to all implementation costs incurred after the adoption date. The Company’s adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

3. Supplemental Cash Flow

The following table represents the supplemental cash flow information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
($ in thousands)	2021	2020
Cash paid (received) during the period for:
Interest	$2,175	$45
Federal income tax	$(448)	$—
Non-cash activity:
Operating lease right-of-use assets due to the adoption of ASU 2016-02 - continuing operations	$2,129	$4,810
Operating lease right-of-use assets due to the adoption of ASU 2016-02 - discontinued operations	$2,087	$2,287
Operating lease liabilities due to the adoption of ASU 2016-02 - continuing operations	$2,426	$5,533
Operating lease liabilities due to the adoption of ASU 2016-02 - discontinued operations	$2,399	$2,665

For the three months ended March 31, 2021, the Company withheld 50,077 shares of common stock from employees related to tax liabilities incurred upon the settlement of vested restricted stock units (“RSUs”). The number of shares of common stock issued, upon the settlement of vested RSUs net of tax withholding, was 172,609.

4. Discontinued Operations

In March 2017, the Company announced its exit from the United Kingdom (“U.K.”) insurance market. The financial results and subsequent expenses directly attributable to U.K. operations are included in the Company’s financial statements and classified within discontinued operations for all periods presented. Net loss from discontinued operations was $2.3 million for the three months ended March 31, 2021. Net income from discontinued operations was $0.3 million for the three months ended March 31, 2020.

The following table represents the carrying amounts of assets and liabilities associated with the exit from the insurance market in the U.K. reported as discontinued operations in its consolidated balance sheets:

	March 31,	December 31,
($ in thousands)	2021	2020
Assets
Cash and investments	$10,996	$10,939
Other assets	11,056	10,415
Total assets	$22,052	$21,354

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$35,663	$32,414
Other liabilities	5,479	5,315
Total liabilities	$41,142	$37,729

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

redeemable preferred stock securities. The Company has designated its investments in fixed maturity securities as available-for-sale (“AFS”) securities.

(a) The gross unrealized gains and losses on fixed maturity securities included in assets from continuing operations at March 31, 2021, are as follows:

	Cost/		Gross	Gross
	Amortized	Credit Loss	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Allowance	Gains	Losses	Value
Fixed maturity securities:
U.S. Treasury securities	$56,376	$—	$1,311	$(60)	$57,627
Government agency securities	26,606	—	402	(272)	26,736
Corporate debt securities	1,297,778	(546)	41,922	(13,086)	1,326,068
Municipal debt obligations	196,250	—	1,659	(2,627)	195,282
ABS	132,377	—	646	(883)	132,140
CLO	138,895	—	225	(676)	138,444
CMBS	56,733	—	885	(583)	57,035
RMBS - non-agency	111,296	(488)	8,886	(669)	119,025
RMBS - agency	199,318	—	2,203	(2,980)	198,541
Total fixed maturity securities	$2,215,629	$(1,034)	$58,139	$(21,836)	$2,250,898

The gross unrealized gains and losses on fixed maturity securities included in assets from continuing operations at December 31, 2020, are as follows:

	Cost/		Gross	Gross
	Amortized	Credit Loss	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Allowance	Gains	Losses	Value
Fixed maturity securities:
U.S. Treasury securities	$50,248	$—	$1,909	$—	$52,157
Government agency securities	30,446	—	561	—	31,007
Corporate debt securities	1,317,667	(598)	86,447	(6,485)	1,397,031
Municipal debt obligations	198,773	—	8,437	(116)	207,094
ABS	54,989	—	696	(427)	55,258
CLO	140,615	—	154	(1,643)	139,126
CMBS	111,313	—	7,008	(361)	117,960
RMBS - non-agency	109,110	(859)	8,619	(734)	116,136
RMBS - agency	146,582	—	3,721	(15)	150,288
Total fixed maturity securities	$2,159,743	$(1,457)	$117,552	$(9,781)	$2,266,057

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

(b) The following table summarizes the fair values and gross unrealized losses for fixed maturity securities in an unrealized loss position at March 31, 2021, grouped by asset class and by duration of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
						Total
	Fair	Unrealized	Fair	Unrealized	Total	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
U.S. Treasury securities	$28,511	$(60)	$—	—	$28,511	$(60)
Government agency securities	12,674	(272)	—	—	12,674	(272)
Corporate debt securities	362,520	(8,725)	101,036	(4,361)	463,556	(13,086)
Municipal debt obligations	104,561	(2,612)	5,562	(15)	110,123	(2,627)
ABS	94,386	(821)	9,453	(62)	103,839	(883)
CLO	18,068	(32)	73,959	(644)	92,027	(676)
CMBS	19,467	(554)	6,727	(29)	26,194	(583)
RMBS - non-agency	16,929	(265)	10,747	(404)	27,676	(669)
RMBS - agency	140,466	(2,980)	—	—	140,466	(2,980)
Total fixed maturity securities	$797,582	$(16,321)	$207,484	$(5,515)	$1,005,066	$(21,836)

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

(c) The Company was holding 528 and 212 fixed maturity securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, respectively. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

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

For fixed maturity securities in an unrealized loss position that require a credit loss analysis, the Company estimates a present value of expected cash flows. If the results of the cash flow analysis indicate that the Company will not recover the full amount of its amortized cost basis, the Company records a credit loss for the excess of amortized cost over the present value of expected cash flows, not to exceed the unrealized loss. Changes in the credit loss allowance are recognized through realized investment gains, net on the consolidated statements of operations. The credit loss allowance benefit for fixed maturity securities was $0.4 million for the three months ended March 31, 2021. The credit loss allowance expense for fixed maturity securities was $0.4 million for the three months ended March 31, 2020.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following table is a rollforward of the credit loss allowance for fixed maturity securities:

	December 31,	Additions	Reduction	Reduction	Change in Securities	March 31,
($ in thousands)	2020	New Securities	Sales	Intent to Sell	with Previous Allowance	2021
Fixed maturity securities:
Corporate debt securities	$598	$—	$(87)	$—	$35	$546
RMBS - non-agency	859	—	(46)	—	(325)	488
Total fixed maturity securities allowance	$1,457	$—	$(133)	$—	$(290)	$1,034

	December 31,	Additions	Reduction	Reduction	Change in Securities	March 31,
($ in thousands)	2019	New Securities	Sales	Intent to Sell	with Previous Allowance	2020
Fixed maturity securities:
Corporate debt securities	$—	$293	$—	$—	$—	$293
ABS	—	1	—	—	—	1
CLO	—	6	—	—	—	6
RMBS - non-agency	—	116	—	—	—	116
Total fixed maturity securities allowance	$—	$416	$—	$—	$—	$416

(d) The amortized cost and fair value of fixed maturity securities, excluding the Company’s structured securities portfolio, at March 31, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$116,455	$118,009
Due after one through five years	747,657	767,003
Due after five through ten years	451,693	460,956
Due after ten years	234,599	233,009
	1,550,404	1,578,977
Structured securities:
Government agency securities	26,606	26,736
ABS	132,377	132,140
CLO	138,895	138,444
CMBS	56,733	57,035
RMBS - non-agency	111,296	119,025
RMBS - agency	199,318	198,541
Total fixed maturity securities	$2,215,629	$2,250,898

The Company did not have any non-income producing fixed maturity investments as of March 31, 2021 and December 31, 2020, respectively.

(e) The Company records its limited partnership and limited liability companies using net asset value, which the Company has determined to be the best indicator of fair value for these investments. At March 31, 2021 and December 31, 2020, the fair value of limited partnerships and limited liability companies were $96.3 million and $90.5 million, respectively. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income. The largest investment within the portfolio is the Pacific Investment Management Company LLC Tactical Opportunities fund, which is carried at $48.2 million at March 31, 2021.

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

The limited partnerships and limited liability companies in which the Company invests sometimes impose limitations on the timing of withdrawals from the funds. The Company’s inability to withdraw its investment quickly from a particular limited partnership or a limited liability company that is performing poorly could result in losses and may affect liquidity. All of the Company’s limited partnerships and limited liability companies have timing limitations. Most limited partnerships and limited liability companies require a 90 day notice period in order to withdraw funds. Some limited partnerships and limited liability companies may require a withdrawal only at the end of their fiscal year. The Company may also be subject to withdrawal fees in the event the limited partnerships and limited liability companies are sold within a minimum holding period, which may be up to one year. Many limited partnerships and limited liability companies have invoked gated provisions that allow the fund to disperse redemption proceeds to investors over an extended period. The Company is subject to such restrictions, which may delay the receipt of proceeds from limited partnerships and limited liability companies.

(f) The Company invests in commercial loans, which are private placements. Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for credit losses on loans. Interest on loans is calculated using the simple interest method on the daily principal amount outstanding. There was no allowance for credit losses on loans at March 31, 2021 and December 31, 2020, respectively.

(g) Proceeds from sales and redemptions in AFS securities totaled $481.4 million and $152.8 million for the three months ended March 31, 2021 and 2020, respectively. Gross realized gains from sales and redemptions in AFS securities totaled $32.8 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. Gross realized losses from sales and redemptions of AFS investments totaled $0.1 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

(h) Net investment income included in net income from continuing operations in the consolidated statements of operations from each major category of investments for the three months ended March 31, 2021 and 2020, is as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020
Fixed maturity securities	$13,759	$16,282
Net limited partnerships and limited liability companies gains (losses)	5,183	(6,877)
Other	(1,498)	85
Gross investment income	17,444	9,490
Less: investment income attributable to funds withheld liabilities	104	136
Less: expenses	661	539
Net investment income	$16,679	$8,815

(i) Included in investments at March 31, 2021 and December 31, 2020, are securities required to be held by the Company (or those that are on deposit) with various regulatory authorities as required by law with a fair value of $229.9 million and $233.4 million, respectively. Fair value and carrying value of assets in the amount of $251.3 million and $242.3 million, respectively, were on deposit in collateral agreements at March 31, 2021. Fair value and carrying value

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

of assets in the amount of $256.4 million and $241.0 million, respectively, were on deposit in collateral agreements at December 31, 2020.

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

The change in fair value recognized in income on non-redeemable preferred stock securities for the three months ended March 31, 2021 was a gain of $0.4 million. The gain consisted of an unrealized gain on non-redeemable preferred stock securities of $0.4 million.

The change in fair value recognized in income on non-redeemable preferred stock securities for the three months ended March 31, 2020 was a loss of $0.3 million. The loss consisted of an unrealized loss on non-redeemable preferred stock securities of $0.3 million.

(l) Bond exchange-traded funds with readily determinable fair values are recorded at fair value. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income.

The change in fair value recognized in income on bond exchange-traded funds for the three months ended March 31, 2021 was a loss of $1.5 million. The loss consisted of an unrealized loss on bond exchange-traded funds securities of $1.0 million and a loss recognized on the sale of bond exchange-traded funds of $0.5 million.

(m) The Company began participating in a securities lending program in March 2021. The Company loans certain of its securities to third parties, for short periods through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities and cash collateral received earns income which are both recorded within net investment income on the consolidated statement of operations. Collateral recorded within restricted cash on the consolidated balance sheet is received in an amount that is in excess of fair value at the time of borrowing (102% for domestic loaned securities and 105% for foreign loaned securities), including accrued investment income and is monitored and maintained by the lending agent. A securities lending payable is recorded within other liabilities on the consolidated balance sheet, which represents the Company’s obligation to return collateral upon receiving borrowed securities. An indemnification agreement with the lending agent protects the Company on the event a borrower becomes insolvent or fails to return any securities on loan to the Company. As of March 31, 2021, the fair value of the cash collateral received by the Company was $21.8 million.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Treasury securities	$—	$57,627	$—	$57,627
Government agency securities	—	26,736	—	26,736
Corporate debt securities	—	1,035,164	290,904	1,326,068
Municipal debt obligations	—	195,282	—	195,282
ABS	—	132,140	—	132,140
CLO	—	138,444	—	138,444
CMBS	—	57,035	—	57,035
RMBS - non agency	—	119,025	—	119,025
RMBS - agency	—	198,541	—	198,541
Total fixed maturity securities	—	1,959,994	290,904	2,250,898
Non-redeemable preferred stock securities	—	5,552	1,400	6,952
Bond exchange-traded funds	28,100	—	—	28,100
Total categorized	$28,100	$1,965,546	$292,304	$2,285,950

Investments measured at net asset value:
Limited partnerships and limited liability companies				96,307
Total of invested assets carried at fair value				$2,382,257

	December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Treasury securities	$—	$52,157	$—	$52,157
Government agency securities	—	31,007	—	31,007
Corporate debt securities	—	1,139,066	257,965	1,397,031
Municipal debt obligations	—	207,094	—	207,094
ABS	—	55,258	—	55,258
CLO	—	139,126	—	139,126
CMBS	—	117,960	—	117,960
RMBS - non agency	—	116,136	—	116,136
RMBS - agency	—	150,288	—	150,288
Total fixed maturity securities	—	2,008,092	257,965	2,266,057
Non-redeemable preferred stock securities	—	5,649	1,400	7,049
Bond exchange-traded funds	44,882	—	—	44,882
Total categorized	$44,882	$2,013,741	$259,365	2,317,988

Investments measured at net asset value:
Limited partnerships and limited liability companies				90,468
Total of invested assets carried at fair value				$2,408,456

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables disclose the carrying value and fair value of financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$12,077	$11,979	$—	$—	$11,979

Liabilities
Notes payable	$207,000	$207,649	$—	$207,649	$—
Unamortized debt issuance costs	(3,352)
Notes payable, net of debt issuance costs	$203,648

Secured loan payable	$21,992	$22,105	$—	$22,105	$—
Unamortized debt issuance costs	(77)
Secured loan payable, net of issuance costs	$21,915

	December 31, 2020
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$12,308	$12,180	$—	$—	$12,180

Liabilities
Notes payable	$207,000	$207,537	$—	$207,537	$—
Unamortized debt issuance costs	(3,733)
Notes payable, net of debt issuance costs	$203,267

Secured loan payable	$22,750	$23,265	$—	$23,265	$—
Unamortized debt issuance costs	(82)
Secured loan payable, net of issuance costs	$22,668

The fair value of the notes payable at March 31, 2021, approximated a price equal to $207.6 million or 100.3% of the par value. The fair value of the secured loan payable at March 31, 2021, approximated a price equal to $22.1 million or 100.5% of the par value.

The fair value of the notes payable at December 31, 2020, approximated a price equal to $207.5 million or 100.3% of the par value. The fair value of the secured loan payable at December 31, 2020, approximated a price equal to $23.3 million or 102.3% of the par value.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables provides a summary of the changes in the fair value of securities measured using Level 3 inputs during the three months ended March 31, 2021 and 2020:

		Non-Redeemable
	Corporate Debt	Preferred Stock	Level 3
($ in thousands)	Securities	Securities	Total
Fair value, December 31, 2020	$257,965	$1,400	$259,365
Total net losses for the period included in:
Other comprehensive loss	(3,866)	—	(3,866)
Net realized loss	(41)	—	(41)
Purchases	41,977	—	41,977
Sales	—	—	—
Issuances	—	—	—
Settlements	(5,131)	—	(5,131)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, March 31, 2021	$290,904	$1,400	$292,304

Level 3
Corporate Debt
($ in thousands)	Securities
Fair value, December 31, 2019	$149,631
Total net (losses) gains for the period included in:
Other comprehensive loss	(10,703)
Net realized gain	1
Purchases	14,241
Sales	—
Issuances	—
Settlements	(752)
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, March 31, 2020	$152,418

7. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2021 and 2020:

($ in thousands)	Gross	Tax	Net
December 31, 2020	$111,755	$22,633	$89,122
Unrealized holding losses on fixed maturity securities	(38,323)	(8,055)	(30,268)
Amounts reclassified into net income	33,100	6,864	26,236
Amounts reclassified as credit losses	423	89	334
Other comprehensive loss	(71,846)	(15,008)	(56,838)
March 31, 2021	$39,909	$7,625	$32,284

($ in thousands)	Gross	Tax	Net
December 31, 2019	$46,123	$8,670	$37,453
Unrealized holding losses on fixed maturity securities	(77,066)	(16,102)	(60,964)
Amounts reclassified into net income	942	136	806
Amounts reclassified as credit losses	(416)	(87)	(329)
Other comprehensive loss	(77,592)	(16,151)	(61,441)
March 31, 2020	$(31,469)	$(7,481)	$(23,988)

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following table presents reclassifications out of AOCI attributable to the Company during the three months ended March 31, 2021 and 2020:

	Line in Consolidated	Three Months Ended March 31
($ in thousands)	Statements of Operations	2021	2020
AOCI
Unrealized gains on securities	Realized investment gains, net	$33,100	$942
	Income tax expense	6,864	136
Reclassification adjustment for credit losses included in net income	Realized investment gains, net	423	(416)
	Income tax expense	89	(87)
Total reclassifications		$26,570	$477

8. Related-Party Information

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

The Company recorded no expense and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, within other expense in the consolidated statements of operations relating to the severance payments and benefits payable to the former CEO.

Additionally, the Company entered into a niche management agreement with an independent agency founded by the former CEO.  The Company recorded an expense of $0.3 million for the three months ended March 31, 2021.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

9. Insurance Operations

Total reinsurance ceded and assumed relating to written premiums, earned premiums and losses and loss adjustment expenses incurred, are as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020
Written premiums
Direct written premiums	$168,772	$212,951
Assumed from other companies	619	833
Ceded to other companies	17,470	23,601
Net written premiums	$151,921	$190,183

Earned premiums
Direct earned premiums	$199,932	$228,580
Assumed from other companies	690	742
Ceded to other companies	27,651	23,660
Net earned premiums	$172,971	$205,662
Percent of amount assumed to net	0.4%	0.4%

Losses and loss adjustment expenses incurred
Direct net losses and loss adjustment expenses incurred	$107,457	$144,377
Assumed from other companies	(347)	(1,357)
Ceded to other companies	1,587	15,463
Net losses and loss adjustment expenses incurred	$105,523	$127,557

Allowances for Credit Losses

The allowance for credit loss for premium receivable is an assessment of ultimate non-collectability based on historical experience applicable to the respective current collection action status, age of the amount outstanding and expected collection costs.  The credit loss allowance for premium receivables as of March 31, 2021 and December 31, 2020 were $5.4 million and $6.9 million, respectively.

The majority of the allowance relates to audit premium on workers’ compensation coverages assessed during or after the period of coverage whereby there is limited ability to cancel or limit coverage. In the final collection action at the insured level, collection agencies are typically engaged. The amount with collection agencies as of March 31, 2021 was $5.4 million.

The reinsurance receivable allowance for credit loss is based on sources of credit ratings of reinsurers and applies probabilities of default and loss given default to the total uncollateralized exposure including incurred but not reported (“IBNR”) by rating class. The credit loss allowance for reinsurance receivables on paid and unpaid losses as of March 31, 2021 and December 31, 2020 were $0.7 million and $0.7 million, respectively.

Distribution Partners

The three distribution partners contributing the largest amounts of direct written premium totaled $57.9 million and $69.1 million for the three months ended March 31, 2021 and 2020, respectively.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

Unpaid Losses

Unpaid losses are based on individual case estimates for losses reported and include a provision for IBNR losses and loss adjustment expenses. The following table provides a roll forward of the Company’s reserve for unpaid losses and loss adjustment expenses:

	March 31
($ in thousands)	2021	2020
Gross reserve for unpaid losses and loss expenses, at beginning of year	$1,602,902	$1,521,648
Ceded reserve for unpaid losses and loss expenses, at beginning of year	170,522	193,952
Net reserve for unpaid losses and loss expenses, at beginning of year	1,432,380	1,327,696
Add:
Incurred losses and loss expenses occurring in the:
Current year	102,723	121,001
Prior years	263	198
Prior years attributable to adjusted premium	2,537	6,358
Total net losses and loss adjustment expenses incurred	105,523	127,557
Less:
Paid losses and loss expenses for claims occurring in the:
Current year	6,819	3,665
Prior years	84,944	62,655
Total paid losses and loss expenses for claims	91,763	66,320
Net reserve for unpaid losses and loss expenses, at end of period	1,446,140	1,388,933
Ceded reserve for unpaid losses and loss expenses, at end of period	155,828	156,866
Gross reserve for unpaid losses and loss expenses, at end of period	$1,601,968	$1,545,799

During the three months ended March 31, 2021, the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2020 and prior developed unfavorably by $0.3 million driven by $2.0 million unfavorable development in Commercial Multiple Peril and $0.4 million unfavorable development in General Liability offset by $1.1 million favorable development in Workers’ Compensation, $0.3 million favorable development in Commercial Auto and $0.6 million favorable development in All Other lines. In addition, the Company incurred $2.5 million of losses and loss adjustment expenses related to premium adjustments earned during the three months ended March 31, 2021 attributable to prior accident years 2020 and 2019.

The unfavorable development in General Liability and Commercial Multiple Peril related primarily to accident year 2017 due largely to increased severities. The favorable development in Workers’ Compensation derived from lower than expected claims severity across all customer segments primarily in accident years 2017 and 2018. The favorable development in All Other lines was driven mostly by Inland Marine & Fire.

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

The unfavorable development in Commercial Multiple Peril and General Liability related to 2013 through 2017 accident years due largely to increased severities in the runoff components within the Other customer segment. The favorable development in Workers’ Compensation derived from lower than expected claims severity across all customer segments primarily in accident years 2013 through 2015 and 2017. The favorable development in Commercial Auto was driven by physical damage and liability bodily injury in accident years 2017 through 2019. The favorable development in All Other lines was in Surety and Ocean Marine lines of business.

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

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company’s best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of non-deductible expenses and discrete items recognized during the period. The Company’s effective tax rates were 21.7% and 22.6% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the tax effect of share-based compensation.

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

The following table provides a summary of the Company’s gross written premiums by customer segments within our Specialty Insurance segment. “Other” includes gross written premiums from; (i) primary and excess workers’ compensation coverage for exited Self-Insured Groups, (ii) niches exited prior to 2018, many with a concentration in commercial auto, (iii) participation in industry pools, and (iv) emerging new business.

	Three Months Ended March 31
($ in thousands)	2021		2020
Customer Segment
Construction	$26,495	15.7%	$24,514	11.5%
Consumer Services	22,624	13.4	30,568	14.3
Marine and Energy	24,211	14.3	32,790	15.3
Media and Entertainment	20,848	12.3	30,467	14.3
Professional Services	34,441	20.3	29,698	13.9
Real Estate	19,912	11.8	33,215	15.5
Sports	5,657	3.3	9,565	4.5
Transportation	13,790	8.1	21,467	10.0
Customer segment subtotal	167,978	99.2	212,284	99.3
Other	1,413	0.8	1,500	0.7
Specialty Insurance total	$169,391	100.0%	$213,784	100.0%

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following table provides a summary of the Company’s gross written premiums by line of business within our Specialty Insurance segment:

	Three Months Ended March 31
($ in thousands)	2021		2020
Line of Business
Commercial Auto	$36,120	21.3%	$40,331	18.9%
General Liability	70,893	41.9	78,533	36.7
Workers’ Compensation	11,845	7.0	28,821	13.5
Commercial Multiple Peril	14,252	8.4	16,365	7.6
All Other Lines	36,281	21.4	49,734	23.3
Specialty Insurance total	$169,391	100.0%	$213,784	100.0%

12. Earnings per Share

The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Three Months Ended March 31, 2021	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income(loss) available to common stockholders	$37,547	43,937	$0.85	$(2,338)	43,937	$(0.05)
Effect of dilutive securities:
Stock compensation plans		746			746
Diluted EPS	$37,547	44,683	$0.84	$(2,338)	44,683	$(0.05)

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Three Months Ended March 31, 2020	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$6,811	43,910	$0.16	$257	43,910	$—
Effect of dilutive securities:
Stock compensation plans		364			364
Diluted EPS	$6,811	44,274	$0.15	$257	44,274	$0.01

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

13. Share-Based Compensation

On July 24, 2019, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective immediately prior to the effectiveness of the registration statement filed in connection with the initial public offering. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, RSUs, dividend equivalent rights, performance-based shares or other equity-based or equity-related awards.

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

The following table summarizes the stock-based compensation transactions for the 2019 Plan for the three months ended March 31, 2021:

	Number of	Weighted Average Grant Date
	Shares	Fair Value Per Share

Unvested at December 31, 2020	1,705,441	$13.46
Granted	15,634	$12.55
Vested	(73,479)	$13.12
Forfeited	(22,265)	$13.78
Unvested at March 31, 2021	1,625,331	$13.48

As of March 31, 2021, The Company had approximately $9.9 million of total unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 1.4 years.

14. Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under non-cancelable lease agreements that expire at various dates through 2025, which are generally renewed or replaced by similar leases. The lease agreements do not contain any material restrictive covenants, do not contain any conditions of residual value guarantees and are substantially all considered to be operating leases. The Company’s leases relate to office facilities in New Jersey, California, Florida and the U.K. The weighted average lease term was 2.6 years and the weighted average discount rate was 2.1%.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The Company recorded rent expense $0.7 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The following table presents the Company’s lease liabilities and right-of-use assets related to operating leases as of March 31, 2021:

($ in thousands)	March 31, 2021
One year or less	$2,450
More than one year to two years	—
More than two years to three years	—
More than three years to four years	—
More than four years to five years	—
More than five years	—
Total undiscounted future minimum lease payments	2,450
Less: difference between lease payments and discounted lease liabilities	24
Lease liabilities	$2,426

Right-of-use assets	$2,129
Prepaid lease assets, net of lease allowances and incentives	297
Total	$2,426

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2021 (the “2020 Annual Report”).

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include:

●	risks relating to our ability to obtain regulatory approvals of the proposed merger (as defined below), including the timing, terms and conditions of any such approvals, which could affect our ability to complete the proposed merger;

●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined below), including a termination of the Merger Agreement under circumstances that could require us to pay a termination fee;
●	the risk that the parties to the proposed merger may not be able to satisfy the conditions of the proposed merger in a timely manner or at all;
●	risks related to disruption of management time from ongoing business operations due to the proposed merger;
●	risk that the proposed merger could have an adverse effect on our ability to retain and hire key personnel and maintain relationships with our customers, agents or business counterparties, and on our operating results and businesses generally;
●	the outcome of any potential legal proceedings that may be instituted against us;
●	the performance of and our relationship with third-party agents and vendors we rely upon to distribute certain business on our behalf;
●	the adequacy of our loss reserves, including as a result of changes in the legal, regulatory, and economic environments in which the Company operates or the impacts of COVID-19;
●	the direct and indirect impacts of COVID-19 and related risks such as governmental responses and economic contraction, including on the Company’s investments and business operations, its distribution or other key partners and its customers;
●	the effects of uncertain emerging claim and coverage issues on the Company’s business, and court decisions or legislative or regulatory changes that take place after the Company issues its policies, including those taken in response to COVID-19 (such as effectively expanding workers’ compensation coverage by instituting presumptions of compensability of claims for certain types of workers or requiring insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage);
●	the effectiveness of our risk management policies and procedures;
●	potential technology breaches or failure of our or our business partners’ systems;
●	adverse changes in the economy which could lower the demand for our insurance products;
●	our ability to effectively start up or integrate new product opportunities;
●	cyclical changes in the insurance industry;
●	the effects of natural and man-made catastrophic events;
●	our ability to adequately assess risks and estimate losses;
●	the availability and affordability of reinsurance;
●	changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions;
●	changes in the business, financial condition or results of operations of the entities in which we invest;
●	increased costs as a result of operating as a public company, and time our management will be required to devote to new compliance initiatives;

●	our ability to protect intellectual property rights;
●	the impact of government regulation, including the impact of restrictions on our business activities under the Bank Holding Company (“BHC”) Act;
●	our status as an emerging growth company;
●	the absence of a previous public market for shares of our common stock; and
●	potential conflicts of interests with our principal stockholders.

We discuss many of these risks in greater detail under the section titled Item 1A. “Risk Factors” in the 2020 Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Underwriting income, adjusted operating income, and adjusted operating return on equity are non-generally accepted accounting principles (“GAAP”) financial measures. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to underwriting income and adjusted operating income. See “Factors Affecting Our Results of Operations — The WAQS” for additional detail on the impact of the WAQS on our results of operations.

Factors Affecting Our Results of Operations

The WAQS

In connection with the divestment of our U.K. business, New York Marine as reinsured entered into the whole account quota share reinsurance agreements (the “WAQS”) with third party reinsurers to maintain reasonable underwriting leverage within New York Marine and its subsidiary insurance companies during a transition period following the U.K. divestment. The effective date of the WAQS was April 1, 2017. During 2018 and following the transition of the U.S. business back to New York Marine, the WAQS were terminated. Previously ceded written and unearned premium, net of the ceding commission, was reversed. There were no ceded loss reserves under the WAQS as of March 31, 2021 and for the years ended March 31, 2021 and March 31, 2020 there was no impact of WAQS on underwriting results or ratios.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table summarizes the results of continuing operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31		Change
($ in thousands)	2021	2020	$	Percent
GWP	$169,391	$213,784	$(44,393)	(20.8)%
Ceded written premiums	(17,470)	(23,601)	6,131	(26.0)
Net written premiums	$151,921	$190,183	$(38,262)	(20.1)%

Net earned premiums	$172,971	$205,662	$(32,691)	(15.9)%
Net losses and LAE incurred:	105,523	127,557	(22,034)	(17.3)
Underwriting, acquisition and insurance expenses	65,358	73,623	(8,265)	(11.2)
Underwriting income (1)	2,090	4,482	(2,392)	(53.4)
Interest and other expenses, net	3,903	4,730	(827)	(17.5)
Net investment income	16,679	8,815	7,864	89.2
Realized investment gains, net	33,108	232	32,876	14,170.7
Income before taxes	47,974	8,799	39,175	445.2
Income tax expense	10,427	1,988	8,439	424.5
Net income from continuing operations	$37,547	$6,811	$30,736	451.3%
Adjusted operating income (1)	$12,401	$7,976	$4,425	55.5%

Adjusted operating return on equity (1)	8.1%	6.2%
Return on equity	24.5%	5.3%

Loss and LAE ratio:	61.0%	62.0%
Loss and LAE ratio – excluding catastrophe (2)	61.0%	62.0%
Loss and LAE ratio – catastrophe losses	-%	-%
Expense ratio	37.8%	35.8%
Combined ratio	98.8%	97.8%

(1)	Underwriting income, adjusted operating income and adjusted operating return on equity are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures” for reconciliations of net income in accordance with GAAP to underwriting income and adjusted operating income.
(2)	Loss and LAE ratio – excluding catastrophe is adjusted to exclude the impact of reinsurance reinstatement premiums related to catastrophe losses incurred during the period from net earned premium.

Net Income from Continuing Operations

Net income was $37.5 million for the three months ended March 31, 2021 compared to $6.8 million for the three months ended March 31, 2020, an increase of $30.7 million, or 451.3%. The increase in net income primarily resulted from an increase in realized gains taken in order to capitalize on elevated security pricing across most market sectors of the portfolio as well as an increase in net investment income.

Premiums

GWP were $169.4 million for the three months ended March 31, 2021 compared to $213.8 million for the three months ended March 31, 2020, a decrease of $44.4 million, or 20.8%.

The following table presents the GWP by customer segment for the three months ended March 31, 2021 and 2020:

($ in millions)	Three Months Ended March 31
Customer Segment	2021	2020	% Change
Construction	$26.5	$24.5	8.2%
Consumer Services	22.6	30.6	(26.1)
Marine and Energy	24.2	32.8	(26.2)
Media and Entertainment	20.9	30.5	(31.5)
Professional Services	34.4	29.7	15.8
Real Estate	19.9	33.2	(40.1)
Sports	5.7	9.5	(40.0)
Transportation	13.8	21.5	(35.8)
Customer segments subtotal	168.0	212.3	(20.9)
Other	1.4	1.5	(6.7)
Total	$169.4	$213.8	(20.8)%

GWP from customer segments (excluding GWP within “Other”) for the three months ended March 31, 2021 contracted by 20.9% primarily due to reduced insured exposures of customers within the Real Estate, Media & Entertainment, Transportation, and Marine and Energy customer segments due to the economic downturn from the COVID-19 pandemic.

The changes in GWP were most notable in the following customer segments and niches:

●	Real Estate GWP decreased by 40.1% to $19.9 million for the three months ended March 31, 2021 compared to $33.2 million for the three months ended March 31, 2020. The premium contraction is primarily driven by a $11.4 million reduction in new business primarily due to the continued impact of COVID-19 on the Metrobuilders niche and exit of the Builders Risk niche.

●	Media and Entertainment GWP decreased by 31.5% to $20.9 million for the three months ended March 31, 2021 compared to $30.5 million for the three months ended March 31, 2020. The premium contraction is driven by reduced insured exposures primarily within the Live Entertainment niche due to the economic downturn from the COVID-19 pandemic.

●	Transportation GWP decreased by 35.8% to $13.8 million for the three months ended March 31, 2021 compared to $21.5 million for the three months ended March 31, 2020. The premium contraction is driven by reduced insured exposures due to the economic downturn from the COVID-19 across all niches.

●	Marine and Energy GWP decreased by 26.2% to $24.2 million for the three months ended March 31, 2021 compared to $32.8 million for the three months ended March 31, 2020. The premium contraction is primarily driven by a reduction in the Solar Contractors niche due to the economic downturn from the COVID-19 pandemic.

●	Consumer Services GWP decreased by 26.1% to $22.6 million for the three months ended March 31, 2021 compared to $30.6 million for the three months ended March 31, 2020. The premium contraction is primarily driven by the decision to exit monoline workers’ compensation, partially offset by organic growth of the Auto Dealers niche.

Net written premiums decreased by $38.3 million, or 20.1%, to $151.9 million for the three months ended March 31, 2021 from $190.2 million for the three months ended March 31, 2020. The decrease in net written premiums was primarily related to the contraction in GWP.

Net earned premiums decreased by $32.7 million, or 15.9%, to $173.0 million for the three months ended March 31, 2021 from $205.7 million for the three months ended March 31, 2020.  The decrease in net earned premiums was directly related to the contraction in net written premiums over the past twelve months.

Loss and LAE Ratio

Our loss and LAE ratio was 61.0% for the three months ended March 31, 2021 compared to 62.0% for the three months ended March 31, 2020. For the three months ended March 31, 2021 the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2020 and prior developed unfavorably by $0.3 million driven by $2.0 million unfavorable development in Commercial Multiple Peril and $0.4 million unfavorable development in General Liability offset by $1.1 million favorable development in Workers’ Compensation, $0.3 million favorable development in Commercial Auto and $0.6 million favorable development in All Other lines. In addition, the Company incurred $2.5 million of losses and loss adjustment expenses related to premium adjustments earned during the three months ended March 31, 2021 attributable to prior accident years 2020 and 2019.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021		2020
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Loss and LAE:
Current accident year – excluding catastrophe (1)	$105,260	60.9%	$127,359	61.9%
Current accident year – catastrophe losses (2)	—	—	—	—
Effect of prior year development	263	0.1	198	0.1
Total	$105,523	61.0%	$127,557	62.0%

(1)	Earned premiums are adjusted to exclude the impact of reinsurance reinstatement premiums related to catastrophe losses incurred during the period.
(2)	Catastrophe losses are any one claim, or group of claims, equal or greater than $1.0 million related to a single PCS designated catastrophe event. PCS is Property Claim Services, a Verisk company. PCS has defined catastrophes in the United States, Puerto Rico, and the U.S. Virgin Islands as events that cause $25.0 million or more in direct insured losses to property and affect a significant number of policyholders and insurers.

Expense Ratio

Our expense ratio was 37.8% for the three months ended March 31, 2021 compared to 35.8% for the three months ended March 31, 2020. The increase in the expense ratio is driven primarily by an increase in the policy acquisition expense ratio of 1.7% due to a shift in the mix of business and changing reinsurance structure.

The following table summarizes the components of the expense ratio for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021		2020
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$42,359	24.5%	$46,986	22.8%
Underwriting and insurance expenses	22,999	13.3	26,637	13.0
Total underwriting, acquisition and insurance expenses	$65,358	37.8%	$73,623	35.8%

Underwriting Income

Underwriting income was $2.1 million for the three months ended March 31, 2021 compared to $4.5 million for the three months ended March 31, 2020, a decrease of $2.4 million. The decrease in underwriting income is primarily due to the increased policy acquisition expense ratio.

Combined Ratio

Our combined ratio was 98.8% for the three months ended March 31, 2021 compared to 97.8% for the three months ended March 31, 2020.

Investing Results

Our net investment income increased by 89.2% to $16.7 million for the three months ended March 31, 2021 from $8.8 million for the three months ended March 31, 2020. The three months ended March 31, 2020 includes an adverse mark-to market valuation adjustment of $8.2 million on investments in limited partnerships due to the initial economic impact of the COVID-19 pandemic. Net investment yield was 2.8% for the three months ended March 31, 2021 and 1.6% for the three months ended March 31, 2020. Realized investment gains, net includes the sale of $32.8 million of fixed maturity securities for the three months ended March 31, 2021.

The following table summarizes the components of net investment income and net investment gains for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
($ in thousands)	2021	2020	$ Change
Fixed maturity securities	$13,759	$16,282	$(2,523)
Other investments	3,685	(6,792)	10,477
Gross investment income	17,444	9,490	7,954
Investment expenses	(765)	(675)	(90)
Net investment income	16,679	8,815	7,864
Realized investment gains, net	33,108	232	32,876
Total	$49,787	$9,047	$40,740
Average invested assets	$2,379,340	$2,175,621	$203,719

Interest and Other Expenses, Net

Our interest and other expenses decreased by $0.8 million to $3.9 million for the three months ended March 31, 2021 compared to $4.7 million for the three months ended March 31, 2020. The decrease is primarily driven by the refinancing of our long term debt at a lower effective interest rate.

Income Tax Expense

Our effective tax rate for the three months ended March 31, 2021 and 2020 were 21.7% and 22.6%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the tax effect of share-based compensation.

Our income tax expense was $10.4 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase is due to the increase in income before income taxes compared to the same period in 2020.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.

Adjusted Operating Income

Adjusted operating income was $12.4 million for the three months ended March 31, 2021, an increase of $4.4 million, or 55.5% from the adjusted operating income of $8.0 million for the three months ended March 31, 2020, primarily due to the increase in net investment income partially offset by the reduction in underwriting income.

Adjusted Operating Return on Equity

Our adjusted operating return on equity was 8.1% for the three months ended March 31, 2021, an increase of 1.9% percentage points from 6.2% for the three months ended March 31, 2020 primarily due to the increase in adjusted operating income partially offset by an increase in average book value.

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

In June 2020, we entered into a credit agreement (the “Credit Agreement”) with certain lenders and Truist Bank, N.A., as administrative agent (“Truist”), providing for a $165.0 million delayed draw term loan facility (the “Term Loan Facility”). The Company used the Term Loan Facility proceeds to repay $165.0 million in complete satisfaction of the outstanding debt under the Notes. (see “— Credit Agreement”).

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

Our cash flows for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended March 31
	2021	2020

($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$57,394	$58,856
Investing activities	(9,850)	(32,068)
Financing activities	(1,352)	(2,312)
Net change in cash and cash equivalents	$46,192	$24,476

The decrease in cash used in investing activities for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was largely driven by the implementation of a bond exchange traded fund strategy to expedite the investment of cash in portfolios.

Credit Agreement

On June 12, 2020 (the “Effective Date”), we entered into the Credit Agreement with certain lenders and Truist Bank, N.A., as administrative agent, providing for a $165.0 million delayed draw term loan facility (the “Term Loan Facility”). Borrowings under the Term Loan Facility were used to refinance the Notes at maturity. Borrowings under the Term Loan Facility bear interest at 3.75% as of the filing date of this Quarterly Report.

Prior to draw, we agreed to pay a ticking fee with respect to the undrawn portion of the commitments for the Term Loan Facility, ranging from 0.20% to 0.30% per annum based upon our Debt to Capitalization Ratio (as defined in the Credit Agreement) in effect on such date. We also agreed to pay a commitment fee on the unused portion of the Revolving Credit Facility, ranging from 0.20% to 0.30% at the Effective Date. We ceased payment of the ticking fee upon the drawdown of the Term Loan Facility in November 2020. We continue to pay the commitment fee of 0.30% on the unused portion of the Revolving Credit Facility as of the filing date of this Quarterly Report. Following such date, the commitment fee will be determined as set forth above.

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

The Revolving Credit Facility may be used for general corporate purposes, including, without limitation, to support business growth and to provide additional liquidity if needed. As of the date of this filing, there is $42.0 million outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at 3.75% as of the filing date of this Quarterly Report.

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

The following is a summary of our significant in-force excess of loss reinsurance programs as of March 31, 2021:

Line of Business Covered	Reinsurance Coverage
Property - per risk	$37.0 million excess of $3.0 million
Property - catastrophe	$195.0 million excess of $5.0 million
Casualty

Supported Umbrella: $6.0 million excess of $4.0 million
Unsupported Umbrella: $5.0 million excess of $5.0 million
Professional Liability and Credit Union Fidelity Bonds: $5.0 million excess of $5.0 million

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

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. The allowance related to credit default with respect to our reinsurance assets as of March 31, 2021 and December 31, 2020 was $0.7 million and $0.7 million respectively. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers.

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

Financial Condition

Stockholders’ Equity

At March 31, 2021, total stockholders’ equity was $603.7 million and tangible stockholders’ equity was $586.4 million, compared to total stockholders’ equity of $624.0 million and tangible stockholders’ equity of $606.7 million at December 31, 2020. The decrease in both total and tangible stockholders’ equity was primarily due a reduction in net unrealized gains on available-for-sale fixed maturity securities, net of tax of $56.8 million, offset by net income from continuing operations of $37.5 million.

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

Stockholders’ equity at March 31, 2021 and December 31, 2020 reconciles to tangible stockholders’ equity as follows:

	March 31, 2021	December 31, 2020

($ in thousands)
Stockholders’ equity	$603,664	$623,968
Less: goodwill and net intangible assets	17,240	17,248
Tangible stockholders’ equity	$586,424	$606,720
Book value per share	$13.84	$14.37
Tangible book value per share	$13.45	$13.97

Investment Portfolio

Our cash and invested assets consist of debt securities, cash and cash equivalents, short-term investments, commercial levered loans and alternative investments.

At March 31, 2021, the majority of the portfolio, or $2.3 billion, was comprised of securities that are classified as available-for sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investments were $387.2 million of alternative investments carried at fair value. Our securities, including cash equivalents, had a weighted average duration of 4.1 years and an average rating of “A” at March 31, 2021.

At March 31, 2021 and December 31, 2020, the cost and fair value on cash and invested assets were as follows:

	March 31, 2021			December 31, 2020
	Amortized	Estimated	% of Total	Amortized	Estimated	% of Total
	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value

($ in thousands)
Fixed and floating rate securities	$1,923,921	$1,959,995	79.7%	$1,905,891	$2,008,210	82.3%
Alternate available-for-sale	291,708	290,903	11.8	253,852	257,847	10.6
Total fixed maturity securities	2,215,629	2,250,898	91.5	2,159,743	2,266,057	92.9
Other investments:
Commercial levered loans	12,077	11,979	0.5	12,308	12,180	0.5
Bond exchange-traded funds	29,082	28,100	1.1	44,679	44,882	1.8
Non-redeemable preferred stock securities	6,541	6,952	0.3	6,541	7,049	0.3
Limited partnerships and limited liability companies	96,307	96,307	3.9	90,468	90,468	3.7
Short-term investments	35	35	0.0	154	154	—
Total other investments	144,042	143,373	5.8	154,150	154,733	6.3
Total investments	2,359,671	2,394,271	97.3	2,313,893	2,420,790	99.2
Cash, cash equivalents, and restricted cash	65,372	65,372	2.7	19,603	19,603	0.8
Total	$2,425,043	$2,459,643	100.0%	$2,333,496	$2,440,393	100.0%

The table below presents the credit quality of total fixed maturity securities at March 31, 2021 and December 31, 2020, as rated by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) or Equivalent Designation:

	March 31, 2021		December 31, 2020
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
($ in thousands)
AAA	$208,332	9.3%	$192,038	8.5%
AA	574,003	25.5	543,875	24.0
A	718,143	31.8	679,409	30.0
BBB	577,654	25.7	662,816	29.2
Below BBB/Not rated	172,764	7.7	187,919	8.3
Total	$2,250,898	100.0%	$2,266,057	100.0%

The table below presents the credit quality of total fixed maturity securities at March 31, 2021 and December 31, 2020, either rated below BBB or not rated by Standard & Poor’s and their National Association of Insurance Commissioners (“NAIC”) designation:

	March 31, 2021
	NAIC Designation (Estimated Fair Value)
Standard & Poor’s or Equivalent Designation	1	2	3	4	5	6	Total
($ in thousands)
BB	$2,221	$20,130	$50,208	$775	$513	$-	$73,847
B	4,615	506	3,736	6,574	-	-	15,431
CCC	30,423	-	682	235	1,908	-	33,248
CC or lower	27,808	17	-	-	-	22,413	50,238
Total	$65,067	$20,653	$54,626	$7,584	$2,421	$22,413	$172,764

	December 31, 2020
	NAIC Designation (Estimated Fair Value)
Standard & Poor’s or Equivalent Designation	1	2	3	4	5	6	Total
($ in thousands)
BB	$4,402	$31,031	$52,667	$874	$482	$-	$89,456
B	5,081	510	3,779	6,574	-	-	15,944
CCC	32,089	-	681	237	2,408	-	35,415
CC or lower	24,138	-	-	187	-	22,779	47,104
Total	$65,710	$31,541	$57,127	$7,872	$2,890	$22,779	$187,919

The amortized cost and fair value of our fixed maturity securities by contractual maturity are shown below as of March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

($ in thousands)
Due in one year or less	$116,455	$118,009	5.2%	$103,243	$104,316	4.6%
Due after one year through five years	747,657	767,003	34.1	628,897	657,996	29.1
Due after five years through ten years	451,693	460,956	20.5	522,749	561,775	24.8
Due after ten years	234,599	233,009	10.4	311,799	332,195	14.7
Government agency securities	26,606	26,736	1.2	30,446	31,007	1.4
Asset-backed securities	132,377	132,140	5.9	54,989	55,258	2.4
Collateralized loan obligations	138,895	138,444	6.1	140,615	139,126	6.1
Commercial mortgage-backed securities	56,733	57,035	2.5	111,313	117,960	5.2
Residential mortgage-backed securities – non-agency	111,296	119,025	5.3	109,110	116,136	5.1
Residential mortgage-backed securities – agency	199,318	198,541	8.8	146,582	150,288	6.6
Total fixed maturities	$2,215,629	$2,250,898	100.0%	$2,159,743	$2,266,057	100.0%

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

The fair value of our restricted assets was $481.3 million at March 31, 2021. This includes $75.1 million of funds in trust for the mutual benefit of our insurance companies due to participation in our intercompany pooling agreement.  Restricted investments decreased 1.7%, or $8.5 million, when compared to December 31, 2020 primarily due to increases in interest rates that led to market depreciation for fixed maturity securities during the quarter.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2021.

As part of the 2017 sale transaction to divest our U.K. business, we entered into Aggregate Stop-Loss and 100% Quota Share reinsurance agreements as reinsurer, with Lloyd’s Syndicate 1110 as our reinsured and committed to fund Lloyd’s Syndicate 1110’s “Funds At Lloyd’s” requirements until June 30, 2020. The facility has a principal amount of £17.7 million and contains certain covenants that require us, among other items, to maintain a minimum net worth, to remain within maximum leverage ratios, meet a minimum risk based capital ratio and maintain specified liquidity levels. The requirement for us to provide the Funds At Lloyd’s were expected to terminate by June 30, 2020. However, the buyer disputed its contractual obligation with respect to substituting our Funds At Lloyd’s at that time. In February 2021, a U.K. court granted summary judgment in our favor requiring the buyer to substitute our Funds At Lloyds; however, such judgment is subject to appeal by the buyer.

Reconciliation of Non-GAAP Financial Measures

Reconciliation of Underwriting Income

Underwriting income is a non-GAAP financial measure that we believe is useful in evaluating our underwriting performance without regard to investment income. Underwriting income represents the pre-tax profitability of our insurance operations and is derived by subtracting losses and LAE and underwriting, acquisition and insurance expenses from net earned premiums. We use underwriting income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance. Underwriting income should not be considered in isolation or viewed as a substitute for net income from continuing operations calculated in accordance with GAAP, and other companies may calculate underwriting income differently.

Net income from continuing operations for the three months ended March 31, 2021 and 2020 reconciles to underwriting income as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020
Net income from continuing operations	$37,547	$6,811
Income tax expense	10,427	1,988
Income from continuing operations before taxes	47,974	8,799
Net investment income	16,679	8,815
Realized investment gains, net	33,108	232
Interest and other expense, net	3,903	4,730
Underwriting income	$2,090	$4,482

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

Net income from continuing operations for the three months ended March 31, 2021 and 2020 reconciles to adjusted operating income as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020
Net income from continuing operations	$37,547	$6,811
Income tax expense	10,427	1,988
Income from continuing operations before taxes	47,974	8,799
Other expense	1,317	1,737
Realized investment gains, net	(33,108)	(232)
Adjusted operating income before taxes	16,183	10,304
Less: income tax expense on adjusted operating income	3,782	2,328
Adjusted operating income	$12,401	$7,976

Critical Accounting Estimates

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our accounting policies, see Note 2. Summary of Significant Accounting Policies in Item 8. Financial Statement and Supplementary Data in the 2020 Annual Report.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information about market risk set forth in the Company’s 2020 Annual Report.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

Except as set forth below, as of the date of this report, there have been no material changes with respect to those risk factors previously disclosed in our 2020 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None.

Item 6: Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index
Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of January 14, 2021, among ProSight Global, Inc., Pedal Parent, Inc., and Pedal Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 19, 2021).

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

ProSight Global, Inc.

Dated: May 4, 2021	By:	/s/ Lawrence Hannon
Lawrence Hannon
President and Chief Executive Officer

Dated: May 4, 2021	By:	/s/ Anthony S. Piszel
Anthony S. Piszel
Chief Financial Officer