Form 10-Q
period 2021-06-30
ProSight Global, Inc.
filed 2021-08-09
CIK 1634038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 43,788,499 shares of Common Stock ($0.01 par value) outstanding as of August 3, 2021.

PROSIGHT GLOBAL, INC. AND SUBSIDIARIES

ProSight Global, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands except share amounts)	2021	2020
Assets
Investments:
Fixed maturity securities, available-for-sale at fair value (amortized cost $1,651,797 in 2021 and $2,159,743 in 2020, allowance for credit losses $(1,011) in 2021 and $(1,457) in 2020)	$1,686,570	$2,266,057
Commercial levered loans at amortized cost (fair value $5,269 in 2021 and $12,180 in 2020)	5,299	12,308
Non-redeemable preferred stock securities at fair value (cost $1,400 in 2021 and $6,541 in 2020)	1,400	7,049
Bond exchange-traded funds at fair value (cost $0 in 2021 and $44,679 in 2020)	—	44,882
Limited partnerships and limited liability companies at fair value (cost $72,814 in 2021 and $74,268 in 2020)	97,150	90,468
Short-term investments	18,833	154
Total investments	1,809,252	2,420,918
Cash and cash equivalents	652,374	12,078
Restricted cash	24,502	7,525
Accrued investment income	9,659	13,693
Premiums and other receivables, net	131,145	146,243
Receivable from reinsurers on paid losses, net	11,167	10,481
Reinsurance receivables on unpaid losses, net	152,075	170,522
Deferred policy acquisition costs	98,424	94,437
Prepaid reinsurance premiums	46,624	56,787
Goodwill and net intangible assets	17,233	17,248
Fixed assets and capitalized software, net	31,798	33,896
Funds withheld related to sale of affiliate	19,532	19,534
Other assets	16,008	25,996
Assets of discontinued operations	22,709	21,354
Total assets	$3,042,502	$3,050,712

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$1,598,934	$1,602,902
Reserve for unearned premiums	450,278	448,676
Ceded reinsurance payable	23,429	38,152
Notes payable, net of debt issuance costs	204,029	203,267
Secured loan payable, net of debt issuance costs	20,773	22,668
Funds held under reinsurance agreements	19,099	23,179
Net deferred income taxes	1,669	10,137
Other liabilities	59,191	40,034
Liabilities of discontinued operations	44,115	37,729
Total liabilities	2,421,517	2,426,744

Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 43,632,764 and 43,449,087 shares issued, 43,619,844 and 43,436,167 shares outstanding in 2021 and 2020, respectively	436	434
Paid-in capital	672,105	668,798
Accumulated other comprehensive income	31,103	89,122
Retained deficit	(82,459)	(134,186)
Treasury shares - at cost (12,920 shares)	(200)	(200)
Total stockholders’ equity	620,985	623,968
Total liabilities and stockholders’ equity	$3,042,502	$3,050,712

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands except per share amounts)	2021	2020	2021	2020
Gross written premiums	$238,522	$186,394	$407,913	400,178
Net earned premiums	178,897	181,629	351,868	387,291
Net investment income	14,581	23,791	31,260	32,606
Realized investment gains, net	15,784	1,891	48,892	2,123
Other income	45	101	117	213
Total revenues	209,307	207,412	432,137	422,233

Expenses:
Net losses and loss adjustment expenses incurred	114,400	112,473	219,923	240,030
Policy acquisition expenses	43,696	42,033	86,055	89,019
General and administrative expenses	24,457	26,415	47,456	53,052
Interest expense	2,666	3,067	5,324	6,172
Other expense	1,339	1,390	2,656	3,127
Total expenses	186,558	185,378	361,414	391,400
Income from continuing operations before income taxes	22,749	22,034	70,723	30,833

Income tax provision:
Current	2,619	4,116	8,465	5,747
Deferred	2,068	635	6,649	992
Total income tax expense	4,687	4,751	15,114	6,739
Net income from continuing operations	18,062	17,283	55,609	24,094

Discontinued operations:
Net (loss) income from discontinued operations	(1,544)	279	(3,882)	536
Net income	$16,518	$17,562	$51,727	24,630

Earnings per share – basic:
Net income from continuing operations	$0.41	$0.39	$1.27	$0.55
Net income	$0.38	$0.40	$1.18	$0.56

Earnings per share – diluted:
Net income from continuing operations	$0.40	$0.39	$1.24	$0.55
Net income	$0.37	$0.40	$1.16	$0.56

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2021	2020	2021	2020
Net income	$16,518	$17,562	$51,727	$24,630
Other comprehensive (loss) income, net of taxes:
Change in unrealized holding gains (losses) on available-for-sale debt securities, net of deferred tax expense (benefit) of $3,206 and $(4,849) in 2021 and $20,851 and $4,749 in 2020	12,069	78,456	(18,199)	17,492
Less: reclassification adjustment for gains included in net income, net of tax expense of $3,310 and $10,174 in 2021 and $726 and $862 in 2020	13,232	2,952	39,468	3,758
Less: reclassification adjustment for credit losses included in net income, net of tax expense (benefit) of $5 and $94 in 2021 and $(330) and $(417) in 2020	18	(1,240)	352	(1,569)
Other comprehensive (loss) income	(1,181)	76,744	(58,019)	15,303
Comprehensive income (loss)	$15,337	$94,306	$(6,292)	$39,933

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
	Preferred	Common	Paid-In	Other Comprehensive	Retained	Treasury
($ in thousands)	Stock	Stock	Capital	Income (Loss)	Deficit	Shares	Total
December 31, 2019	$—	$431	$661,761	$37,453	$(156,414)	$(200)	$543,031
Stock based employee compensation plan	—	2	1,754	—	—	—	1,756
Net unrealized loss on available-for-sale debt securities, net of deferred tax benefit of $(16,151)	—	—	—	(61,441)	—	—	(61,441)
Retirement of common stock (tax payments on equity compensation)	—	—	(2,263)	—	—	—	(2,263)
Payments related to offering costs	—	—	(49)	—	—	—	(49)
Net income	—	—	—	—	7,068	—	7,068
March 31, 2020	$—	$433	$661,203	$(23,988)	$(149,346)	$(200)	$488,102
Stock based employee compensation plan	—	—	3,057	—	—	—	3,057
Net unrealized gain on available-for-sale debt securities, net of deferred tax expense of $20,455	—	—	—	76,744	—	—	76,744
Tax benefit on payments related to offering costs	—	—	635	—	—	—	635
Net income	—	—	—	—	17,562	—	17,562
June 30, 2020	$—	$433	$664,895	$52,756	$(131,784)	$(200)	$586,100

December 31, 2020	$—	$434	$668,798	$89,122	$(134,186)	$(200)	$623,968
Stock based employee compensation plan	—	2	1,918	—	—	—	1,920
Share purchase plan	—	—	60	—	—	—	60
Net unrealized loss on available-for-sale debt securities, net of deferred tax benefit of $(15,008)	—	—	—	(56,838)	—	—	(56,838)
Retirement of common stock (tax payments on equity compensation)	—	—	(655)	—	—	—	(655)
Net income	—	—	—	—	35,209	—	35,209
March 31, 2021	$—	$436	$670,121	$32,284	$(98,977)	$(200)	$603,664
Stock based employee compensation plan	—	—	1,984	—	—	—	1,984
Net unrealized loss on available-for-sale debt securities, net of deferred tax benefit of $(109)	—	—	—	(1,181)	—	—	(1,181)
Net income	—	—	—	—	16,518	—	16,518
June 30, 2021	$—	$436	$672,105	$31,103	$(82,459)	$(200)	$620,985

See accompanying notes to interim consolidated financial statements (unaudited)

ProSight Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
($ in thousands)	2021	2020
Operating activities
Net income from continuing operations	$55,609	$24,094
Net (loss) income from discontinued operations	(3,882)	536
Net income	51,727	24,630

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred taxes	6,649	992
Realized investment gains, net	(48,892)	(2,123)
Net limited partnerships and limited liability companies gains	(8,100)	(1,254)
Net amortization from bonds and commercial loans	1,157	1,808
Net change in fair value of non-redeemable preferred stock securities	22	(115)
Net change in fair value of bond exchange-traded funds	1,511	—
Depreciation and amortization	4,487	4,186
Amortization of debt issuance costs	858	169
Stock based compensation	3,904	4,813

Changes in:
Premiums and other receivables, net	15,098	46,485
Receivable from reinsurers on paid losses and reinsurance receivable on unpaid losses	17,761	53,509
Ceded reinsurance payable	(14,723)	2,556
Accrued investment income	4,034	(509)
Deferred policy acquisition costs	(3,987)	4,225
Prepaid reinsurance premiums	10,163	(4,976)
Reserve for unpaid losses and loss adjustment expenses	(3,968)	22,475
Reserve for unearned premiums	1,602	(32,289)
Funds withheld related to sale of affiliate	2	(76)
Funds held under reinsurance agreements	(4,080)	(35,997)
Other assets	9,901	(4,465)
Other liabilities	19,157	10,324
Total adjustments	12,556	69,738
Net cash provided by operating activities – continuing operations	68,165	93,832
Net cash provided by operating activities – discontinued operations	68	115
Net cash provided by operating activities	68,233	93,947

Investing activities
Purchases of available-for-sale fixed maturity securities	(652,395)	(408,224)
Sales of available-for-sale fixed maturity securities	1,025,174	194,904
Redemptions of available-for-sale fixed maturity securities	182,428	111,877
Purchases of non-redeemable preferred stock securities	—	(11,669)
Sales of non-redeemable preferred stock securities	5,627	—
Redemptions of commercial levered loans	7,026	608
Sales of bond exchange-traded funds	43,371	—
Purchases of limited partnerships	(2,035)	(13,651)
Distributions and redemptions from limited partnerships	3,453	1,847
Purchases of short-term investments	(161,382)	(34,955)
Sales of short-term investments	142,714	78,485
Acquisition of fixed assets and capitalized software	(2,373)	(2,634)
Net cash provided by (used in) investing activities – continuing operations	591,608	(83,412)
Net cash provided by investing activities – discontinued operations	1,599	634
Net cash provided by (used in) investing activities	593,207	(82,778)

Financing activities
Payments related to offering costs	—	(49)
Tax withholding on stock compensation awards	(655)	(2,263)
Proceeds from stock purchase plan	60	—
Proceeds from secured loan payable	—	24,997
Repayment of secured loan payable	(1,905)	—
Net cash (used in) provided by financing activities	(2,500)	22,685

Net change in cash and cash equivalents	658,940	33,854
Cash, cash equivalents and restricted cash at beginning of year – continuing operations	19,603	27,497
Cash, cash equivalents and restricted cash at beginning of year – discontinued operations	1,779	255
Less: cash, cash equivalents and restricted cash at end of period – discontinued operations	(3,446)	(1,003)
Cash, cash equivalents and restricted cash at end of period – continuing operations	$676,876	$60,603

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

Effective August 4, 2021, the Company completed its previously announced merger with Pedal Merger Sub, Inc. (“Merger Sub”), pursuant to the agreement and plan of merger (the “Merger Agreement”) by and among Pedal Parent Inc. (“Parent”), owned by affiliates of TowerBrook Capital Partners L.P. and Further Global Capital Management, and Merger Sub. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company (the “merger”), with the Company surviving as a wholly owned subsidiary of Parent.

Pursuant to the Merger Agreement, each ProSight common share held by our stockholders converted into the right to receive $12.85 in cash, without interest. In connection with the merger, the Company executed an adverse development cover and loss portfolio transfer transaction with Cavello Bay Reinsurance Limited.

In connection with the merger, all outstanding obligations in respect of principal, interest and fees under the Credit Agreement, dated as of June 12, 2020, (the “Credit Agreement”) were repaid and all commitments under the Credit Agreement were terminated. Simultaneously with the consummation of the merger and the termination of the Credit Agreement, the Company entered into a credit agreement with third-party lenders and an administrative agent dated August 4, 2021, with terms that were materially similar to the Credit Agreement.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

3. Supplemental Cash Flow

The following table represents the supplemental cash flow information for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30
($ in thousands)	2021	2020
Cash paid during the period for:
Interest	$4,385	$6,187
Federal income tax	$5,850	$—
Non-cash activity:
Operating lease right-of-use assets due to the adoption of ASU 2016-02 - continuing operations	$1,461	$4,117
Operating lease right-of-use assets due to the adoption of ASU 2016-02 - discontinued operations	$1,987	$2,174
Operating lease liabilities due to the adoption of ASU 2016-02 - continuing operations	$1,665	$4,624
Operating lease liabilities due to the adoption of ASU 2016-02 - discontinued operations	$2,274	$2,526
Tax benefit on payments related to offering costs	$—	$635

For the six months ended June 30, 2021, the Company withheld 50,926 shares of common stock from employees related to tax liabilities incurred upon the settlement of vested restricted stock units (“RSUs”). The number of shares of common stock issued, upon the settlement of vested RSUs net of tax withholding, was 183,677.

4. Discontinued Operations

In March 2017, the Company announced its exit from the United Kingdom (“U.K.”) insurance market. The financial results and subsequent expenses directly attributable to U.K. operations are included in the Company’s financial statements and classified within discontinued operations for all periods presented. Net loss from discontinued operations was $1.5 million and $3.9 million for the three and six months ended June 30, 2021. Net income from discontinued operations was $0.3 million and $0.5 million for the three and six months ended June 30, 2020.

The following table represents the carrying amounts of assets and liabilities associated with the exit from the insurance market in the U.K. reported as discontinued operations in its consolidated balance sheets:

	June 30,	December 31,
($ in thousands)	2021	2020
Assets
Cash and investments	$11,032	$10,939
Other assets	11,677	10,415
Total assets	$22,709	$21,354

Liabilities
Reserve for unpaid losses and loss adjustment expenses	$38,668	$32,414
Other liabilities	5,447	5,315
Total liabilities	$44,115	$37,729

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

(a) The gross unrealized gains and losses on fixed maturity securities included in assets from continuing operations at June 30, 2021, are as follows:

	Cost/		Gross	Gross
	Amortized	Credit Loss	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Allowance	Gains	Losses	Value
Fixed maturity securities:
U.S. Treasury securities	$45,555	$—	$1,269	$(28)	$46,796
Government agency securities	19,935	—	148	(171)	19,912
Corporate debt securities	1,026,771	(508)	38,803	(12,676)	1,052,390
Municipal debt obligations	144,356	—	3,100	(435)	147,021
ABS	64,590	—	505	(200)	64,895
CLO	90,942	—	60	(427)	90,575
CMBS	53,219	—	1,570	(217)	54,572
RMBS - non-agency	89,432	(503)	5,262	(474)	93,717
RMBS - agency	116,997	—	808	(1,113)	116,692
Total fixed maturity securities	$1,651,797	$(1,011)	$51,525	$(15,741)	$1,686,570

The gross unrealized gains and losses on fixed maturity securities included in assets from continuing operations at December 31, 2020, are as follows:

	Cost/		Gross	Gross
	Amortized	Credit Loss	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Allowance	Gains	Losses	Value
Fixed maturity securities:
U.S. Treasury securities	$50,248	$—	$1,909	$—	$52,157
Government agency securities	30,446	—	561	—	31,007
Corporate debt securities	1,317,667	(598)	86,447	(6,485)	1,397,031
Municipal debt obligations	198,773	—	8,437	(116)	207,094
ABS	54,989	—	696	(427)	55,258
CLO	140,615	—	154	(1,643)	139,126
CMBS	111,313	—	7,008	(361)	117,960
RMBS - non-agency	109,110	(859)	8,619	(734)	116,136
RMBS - agency	146,582	—	3,721	(15)	150,288
Total fixed maturity securities	$2,159,743	$(1,457)	$117,552	$(9,781)	$2,266,057

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

(b) The following table summarizes the fair values and gross unrealized losses for fixed maturity securities in an unrealized loss position at June 30, 2021, grouped by asset class and by duration of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
						Total
	Fair	Unrealized	Fair	Unrealized	Total	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
U.S. Treasury securities	$23,079	$(28)	$—	—	$23,079	$(28)
Government agency securities	11,949	(171)	—	—	11,949	(171)
Corporate debt securities	193,335	(3,096)	88,194	(9,580)	281,529	(12,676)
Municipal debt obligations	48,243	(431)	2,162	(4)	50,405	(435)
ABS	25,627	(136)	6,421	(64)	32,048	(200)
CLO	7,596	(17)	41,476	(410)	49,072	(427)
CMBS	12,138	(202)	4,695	(15)	16,833	(217)
RMBS - non-agency	15,300	(210)	5,821	(264)	21,121	(474)
RMBS - agency	82,760	(1,113)	—	—	82,760	(1,113)
Total fixed maturity securities	$420,027	$(5,404)	$148,769	$(10,337)	$568,796	$(15,741)

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

(c) The Company was holding 360 and 212 fixed maturity securities that were in an unrealized loss position as of June 30, 2021 and December 31, 2020, respectively. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

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

For fixed maturity securities in an unrealized loss position that require a credit loss analysis, the Company estimates a present value of expected cash flows. If the results of the cash flow analysis indicate that the Company will not recover the full amount of its amortized cost basis, the Company records a credit loss for the excess of amortized cost over the present value of expected cash flows, not to exceed the unrealized loss. Changes in the credit loss allowance are recognized through realized investment gains, net on the consolidated statements of operations. The credit loss allowance benefit for fixed maturity securities was $0.0 million and $0.4 million for the three and six months ended June 30, 2021, respectively. The credit loss allowance expense for fixed maturity securities was $1.6 million and $2.0 million for the three and six months ended June 30, 2020, respectively.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following table is a rollforward of the credit loss allowance for fixed maturity securities:

	December 31,	Additions	Reduction	Reduction	Change in Securities	June 30,
($ in thousands)	2020	New Securities	Sales	Intent to Sell	with Previous Allowance	2021
Fixed maturity securities:
Corporate debt securities	$598	$—	$(111)	$—	$21	$508
RMBS - non-agency	859	—	(59)	—	(297)	503
Total fixed maturity securities allowance	$1,457	$—	$(170)	$—	$(276)	$1,011

	December 31,	Additions	Reduction	Reduction	Change in Securities	June 30,
($ in thousands)	2019	New Securities	Sales	Intent to Sell	with Previous Allowance	2020
Fixed maturity securities:
Corporate debt securities	$—	$615	$—	$—	$—	$615
ABS	—	275	—	—	—	275
CLO	—	6	—	—	—	6
RMBS - non-agency	—	1,090	(1)	—	—	1,089
Total fixed maturity securities allowance	$—	$1,986	$(1)	$—	$—	$1,985

(d) The amortized cost and fair value of fixed maturity securities, excluding the Company’s structured securities portfolio, at June 30, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$112,908	$114,423
Due after one through five years	506,126	517,934
Due after five through ten years	389,723	400,097
Due after ten years	207,925	213,753
	1,216,682	1,246,207
Structured securities:
Government agency securities	19,935	19,912
ABS	64,590	64,895
CLO	90,942	90,575
CMBS	53,219	54,572
RMBS - non-agency	89,432	93,717
RMBS - agency	116,997	116,692
Total fixed maturity securities	$1,651,797	$1,686,570

The Company did not have any non-income producing fixed maturity investments as of June 30, 2021 and December 31, 2020, respectively.

(e) The Company records its limited partnership and limited liability companies using net asset value, which the Company has determined to be the best indicator of fair value for these investments. At June 30, 2021 and December 31, 2020, the fair value of limited partnerships and limited liability companies were $97.1 million and $90.5 million, respectively. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income. The largest investment within the portfolio is the Pacific Investment Management Company LLC Tactical Opportunities fund, which is carried at $49.2 million at June 30, 2021.

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

(f) The Company invests in commercial loans, which are private placements. Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for credit losses on loans. Interest on loans is calculated using the simple interest method on the daily principal amount outstanding. There was no allowance for credit losses on loans at June 30, 2021 and December 31, 2020, respectively.

(g) Proceeds from sales and redemptions in AFS securities totaled $726.2 million and $154.0 million for the three months ended June 30, 2021 and 2020, respectively. Proceeds from sales and redemptions in AFS securities totaled $1,207.6 million and $306.8 million for the six months ended June 30, 2021 and 2020, respectively. Gross realized gains from sales and redemptions in AFS securities totaled $17.1 million and $3.7 million for the three months ended June 30, 2021 and 2020, respectively. Gross realized gains from sales and redemptions in AFS securities totaled $49.9 million and $4.7 million for the six months ended June 30, 2021 and 2020, respectively. Gross realized losses from sales and redemptions of AFS investments totaled $1.4 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Gross realized losses from sales and redemptions of AFS investments totaled $1.5 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

(h) Net investment income included in net income from continuing operations in the consolidated statements of operations from each major category of investments for the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2021	2020	2021	2020
Fixed maturity securities	$11,826	$15,849	$25,585	$32,131
Net limited partnerships and limited liability companies gains	2,917	8,131	8,100	1,254
Other	1,084	461	(414)	546
Gross investment income	15,827	24,441	33,271	33,931
Less: investment income attributable to funds withheld liabilities	98	118	202	254
Less: expenses	1,148	532	1,809	1,071
Net investment income	$14,581	$23,791	$31,260	$32,606

(i) Included in investments at June 30, 2021 and December 31, 2020, are securities required to be held by the Company (or those that are on deposit) with various regulatory authorities as required by law with a fair value of $230.5 million and $233.4 million, respectively. Fair value and carrying value of assets in the amount of $254.5 million and $243.5 million, respectively, were on deposit in collateral agreements at June 30, 2021. Fair value and carrying value of assets in the amount of $256.4 million and $241.0 million, respectively, were on deposit in collateral agreements at December 31, 2020.

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

The change in fair value recognized in income on non-redeemable preferred stock securities for the three and six months ended June 30, 2021 was a gain of $0.1 million and $0.5 million, respectively. The gain consisted of a gain recognized on the sale of non-redeemable preferred stock securities of $0.5 million and an unrealized loss of $0.4 million for the three months ended June 30 2021. The gain consisted of a gain recognized on the sale of non-redeemable preferred stock securities $0.5 million for the six months ended June 30 2021.

The change in fair value recognized in income on non-redeemable preferred stock securities for the three and six months ended June 30, 2020 was a gain of $0.4 million and $0.1 million, respectively. The gain consisted of an unrealized gain of $0.4 million and $0.1 million for the three and six months ended June 30 2020, respectively.

(l) Bond exchange-traded funds with readily determinable fair values are recorded at fair value. Changes in fair value of such investments are recorded in the consolidated statements of operations within net investment income.

The change in fair value recognized in income on bond exchange-traded funds for the three and six months ended June 30, 2021 was a gain of $0.2 million and a loss of $1.3 million, respectively. The gain consisted of a realized gain on the sale of bond exchange-traded funds of $0.2 million for the three months ended June 30, 2021. The loss consisted of a realized loss on the sale of bond exchange-traded funds of $1.3 million for the six months ended June 30, 2021, respectively.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

(m) The Company began participating in a securities lending program in March 2021. The Company loans certain of its securities to third parties, for short periods through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities and cash collateral received earns income which are both recorded within net investment income on the consolidated statement of operations. Collateral recorded within restricted cash on the consolidated balance sheet is received in an amount that is in excess of fair value at the time of borrowing (102% for domestic loaned securities and 105% for foreign loaned securities), including accrued investment income and is monitored and maintained by the lending agent. A securities lending payable is recorded within other liabilities on the consolidated balance sheet, which represents the Company’s obligation to return collateral upon receiving borrowed securities. An indemnification agreement with the lending agent protects the Company on the event a borrower becomes insolvent or fails to return any securities on loan to the Company. As of June 30, 2021, the fair value of the cash collateral received by the Company was $11.4 million.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Treasury securities	$—	$46,796	$—	$46,796
Government agency securities	—	19,912	—	19,912
Corporate debt securities	—	741,341	311,049	1,052,390
Municipal debt obligations	—	147,021	—	147,021
ABS	—	64,895	—	64,895
CLO	—	90,575	—	90,575
CMBS	—	54,572	—	54,572
RMBS - non agency	—	93,717	—	93,717
RMBS - agency	—	116,692	—	116,692
Total fixed maturity securities	—	1,375,521	311,049	1,686,570
Non-redeemable preferred stock securities	—	—	1,400	1,400
Total categorized	$—	$1,375,521	$312,449	$1,687,970

Investments measured at net asset value:
Limited partnerships and limited liability companies				97,150
Total of invested assets carried at fair value				$1,785,120

	December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Treasury securities	$—	$52,157	$—	$52,157
Government agency securities	—	31,007	—	31,007
Corporate debt securities	—	1,139,066	257,965	1,397,031
Municipal debt obligations	—	207,094	—	207,094
ABS	—	55,258	—	55,258
CLO	—	139,126	—	139,126
CMBS	—	117,960	—	117,960
RMBS - non agency	—	116,136	—	116,136
RMBS - agency	—	150,288	—	150,288
Total fixed maturity securities	—	2,008,092	257,965	2,266,057
Non-redeemable preferred stock securities	—	5,649	1,400	7,049
Bond exchange-traded funds	44,882	—	—	44,882
Total categorized	$44,882	$2,013,741	$259,365	2,317,988

Investments measured at net asset value:
Limited partnerships and limited liability companies				90,468
Total of invested assets carried at fair value				$2,408,456

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables disclose the carrying value and fair value of financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$5,299	$5,269	$—	$—	$5,269

Liabilities
Notes payable	$207,000	$207,661	$—	$207,661	$—
Unamortized debt issuance costs	(2,971)
Notes payable, net of debt issuance costs	$204,029

Secured loan payable	$20,845	$21,039	$—	$21,039	$—
Unamortized debt issuance costs	(72)
Secured loan payable, net of issuance costs	$20,773

	December 31, 2020
	Carrying	Fair Value
($ in thousands)	Value	Total	Level 1	Level 2	Level 3
Assets
Commercial levered loans	$12,308	$12,180	$—	$—	$12,180

Liabilities
Notes payable	$207,000	$207,537	$—	$207,537	$—
Unamortized debt issuance costs	(3,733)
Notes payable, net of debt issuance costs	$203,267

Secured loan payable	$22,750	$23,265	$—	$23,265	$—
Unamortized debt issuance costs	(82)
Secured loan payable, net of issuance costs	$22,668

The fair value of the notes payable at June 30, 2021, approximated a price equal to $207.7 million or 100.3% of the par value. The fair value of the secured loan payable at June 30, 2021, approximated a price equal to $21.0 million or 101.3% of the par value.

The fair value of the notes payable at December 31, 2020, approximated a price equal to $207.5 million or 100.3% of the par value. The fair value of the secured loan payable at December 31, 2020, approximated a price equal to $23.3 million or 102.3% of the par value.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables provides a summary of the changes in the fair value of securities measured using Level 3 inputs during the six months ended June 30, 2021 and 2020:

		Non-Redeemable
	Corporate Debt	Preferred Stock	Level 3
($ in thousands)	Securities	Securities	Total
Fair value, December 31, 2020	$257,965	$1,400	$259,365
Total net losses for the period included in:
Other comprehensive loss	(2,922)	—	(2,922)
Net realized loss	(165)	—	(165)
Purchases	70,894	—	70,894
Sales	—	—	—
Issuances	—	—	—
Settlements	(14,723)	—	(14,723)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, June 30, 2021	$311,049	$1,400	$312,449

Level 3
Corporate Debt
($ in thousands)	Securities
Fair value, December 31, 2019	$149,631
Total net losses for the period included in:
Other comprehensive loss	(8,563)
Net realized loss	(2)
Purchases	22,634
Sales	—
Issuances	—
Settlements	(1,623)
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, June 30, 2020	$162,077

7. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Gross	Tax	Net
March 31, 2021	$39,909	$7,625	$32,284
Unrealized holding gains on fixed maturity securities	15,275	3,206	12,069
Amounts reclassified into net income	16,542	3,310	13,232
Amounts reclassified as credit losses	23	5	18
Other comprehensive loss	(1,290)	(109)	(1,181)
June 30, 2021	$38,619	$7,516	$31,103

($ in thousands)	Gross	Tax	Net
March 31, 2020	$(31,469)	$(7,481)	$(23,988)
Unrealized holding gains on fixed maturity securities	99,307	20,851	78,456
Amounts reclassified into net income	3,678	726	2,952
Amounts reclassified as credit losses	(1,570)	(330)	(1,240)
Other comprehensive income	97,199	20,455	76,744
June 30, 2020	$65,730	$12,974	$52,756

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

($ in thousands)	Gross	Tax	Net
December 31, 2020	$111,755	$22,633	$89,122
Unrealized holding losses on fixed maturity securities	(23,048)	(4,849)	(18,199)
Amounts reclassified into net income	49,642	10,174	39,468
Amounts reclassified as credit losses	446	94	352
Other comprehensive loss	(73,136)	(15,117)	(58,019)
June 30, 2021	$38,619	$7,516	$31,103

($ in thousands)	Gross	Tax	Net
December 31, 2019	$46,123	$8,670	$37,453
Unrealized holding gains on fixed maturity securities	22,241	4,749	17,492
Amounts reclassified into net income	4,620	862	3,758
Amounts reclassified as credit losses	(1,986)	(417)	(1,569)
Other comprehensive income	19,607	4,304	15,303
June 30, 2020	$65,730	$12,974	$52,756

The following table presents reclassifications out of AOCI attributable to the Company during the three and six months ended June 30, 2021 and 2020:

	Line in Consolidated	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	Statements of Operations	2021	2020	2021	2020
AOCI
Unrealized gains on securities	Realized investment gains, net	$16,542	$3,678	$49,642	$4,620
	Income tax expense	3,310	726	10,174	862
Reclassification adjustment for credit losses included in net income	Realized investment gains, net	23	(1,570)	446	(1,986)
	Income tax expense	5	(330)	94	(417)
Total reclassifications		$13,250	$1,712	$39,820	$2,189

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

The Company recorded no expense for the three months ended June 30, 2021 and 2020, respectively, within other expense in the consolidated statements of operations relating to the severance payments and benefits payable to the former CEO. The Company recorded no expense and $0.3 million for the six months ended June 30, 2021 and 2020, respectively, within other expense in the consolidated statements of operations relating to the severance payments and benefits payable to the former CEO.

Additionally, the Company entered into a niche management agreement with an independent agency founded by the former CEO.  The Company recorded an expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

9. Insurance Operations

Total reinsurance ceded and assumed relating to written premiums, earned premiums and losses and loss adjustment expenses incurred, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2021	2020	2021	2020
Written premiums
Direct written premiums	$239,587	$185,722	$408,359	$398,673
Assumed from other companies	(1,065)	672	(446)	1,505
Ceded to other companies	26,811	29,771	44,281	53,372
Net written premiums	$211,711	$156,623	$363,632	$346,806

Earned premiums
Direct earned premiums	$206,280	$206,028	$406,212	$434,608
Assumed from other companies	(590)	697	100	1,439
Ceded to other companies	26,793	25,096	54,444	48,756
Net earned premiums	$178,897	$181,629	$351,868	$387,291
Percent of amount assumed to net	(0.3)%	0.4%	0.0%	0.4%

Losses and loss adjustment expenses incurred
Direct net losses and loss adjustment expenses incurred	$136,827	$120,680	$244,284	$265,057
Assumed from other companies	3,434	1,984	3,087	627
Ceded to other companies	25,861	10,191	27,448	25,654
Net losses and loss adjustment expenses incurred	$114,400	$112,473	$219,923	$240,030

Allowances for Credit Losses

The allowance for credit loss for premium receivable is an assessment of ultimate non-collectability based on historical experience applicable to the respective current collection action status, age of the amount outstanding and expected collection costs.  The credit loss allowance for premium receivables as of June 30, 2021 and December 31, 2020 were $5.3 million and $6.9 million, respectively.

The majority of the allowance relates to audit premium on workers’ compensation coverages assessed during or after the period of coverage whereby there is limited ability to cancel or limit coverage. In the final collection action at the insured level, collection agencies are typically engaged. The amount with collection agencies as of June 30, 2021 was $5.5 million.

The reinsurance receivable allowance for credit loss is based on sources of credit ratings of reinsurers and applies probabilities of default and loss given default to the total uncollateralized exposure including incurred but not reported (“IBNR”) by rating class. The credit loss allowance for reinsurance receivables on paid and unpaid losses as of June 30, 2021 and December 31, 2020 were $0.7 million and $0.7 million, respectively.

Distribution Partners

The three distribution partners contributing the largest amounts of direct written premium totaled $96.7 million and $80.8 million for the three months ended June 30, 2021 and 2020, respectively. The three distribution partners contributing the largest amounts of direct written premium totaled $153.5 million and $146.9 million for the six months ended June 30, 2021 and 2020, respectively.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

Unpaid Losses

Unpaid losses are based on individual case estimates for losses reported and include a provision for IBNR losses and loss adjustment expenses. The following table provides a roll forward of the Company’s reserve for unpaid losses and loss adjustment expenses:

	June 30
($ in thousands)	2021	2020
Gross reserve for unpaid losses and loss expenses, at beginning of year	$1,602,902	$1,521,648
Ceded reserve for unpaid losses and loss expenses, at beginning of year	170,522	193,952
Net reserve for unpaid losses and loss expenses, at beginning of year	1,432,380	1,327,696
Add:
Incurred losses and loss expenses occurring in the:
Current year	210,287	227,842
Prior years	5,690	508
Prior years attributable to adjusted premium	3,946	11,680
Total net losses and loss adjustment expenses incurred	219,923	240,030
Less:
Paid losses and loss expenses for claims occurring in the:
Current year	24,087	12,168
Prior years	181,357	152,862
Total paid losses and loss expenses for claims	205,444	165,030
Net reserve for unpaid losses and loss expenses, at end of period	1,446,859	1,402,696
Ceded reserve for unpaid losses and loss expenses, at end of period	152,075	141,427
Gross reserve for unpaid losses and loss expenses, at end of period	$1,598,934	$1,544,123

During the six months ended June 30, 2021, the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2020 and prior developed unfavorably by $5.7 million driven by $7.5 million unfavorable development in All Other lines, $4.7 million unfavorable development in Commercial Multiple Peril and $2.9 million unfavorable development in Commercial Auto offset by $6.2 million favorable development in Workers’ Compensation, $3.2 million favorable development in General Liability. In addition, the Company incurred $3.9 million of losses and loss adjustment expenses related to premium adjustments earned during the six months ended June 30, 2021 attributable to accident years 2020 and 2019.

The unfavorable development in All Other lines was due mainly to adverse development in accident years 2016 and 2018 from ocean marine liability exposures. The unfavorable development in Commercial Multiple Peril related primarily to accident year 2017 due largely to increased severities. The favorable development in Workers’ Compensation derived from lower than expected claims severity across all customer segments primarily in accident years 2017 and 2020.

During the six months ended June 30, 2020, the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2019 and prior developed unfavorably by $0.5 million driven by $12.1 million unfavorable development in General Liability and $4.3 million unfavorable development in Commercial Multiple Peril offset by $8.3 million favorable development in Workers’ Compensation, $5.2 million favorable development in Commercial Auto and $2.4 million favorable development in All Other lines. In addition, the Company incurred $11.7 million of losses and loss adjustment expenses related to premium adjustments earned during the six months ended June 30, 2020 attributable to accident years 2019 and 2018.

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

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company’s best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of non-deductible expenses and discrete items recognized during the period. The Company’s effective tax rates were 20.6% and 21.6% for the three months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to the tax effect of share-based compensation. The Company’s effective tax rates were 21.4% and 21.9% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the tax effect of share-based compensation.

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

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

compensation coverage for exited Self-Insured Groups, (ii) niches exited prior to 2018, many with a concentration in commercial auto, (iii) participation in industry pools, and (iv) emerging new business.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021		2020		2021		2020
Customer Segment
Construction	$38,968	16.3%	$27,704	14.9%	$65,463	16.0%	$52,218	13.0%
Consumer Services	41,784	17.5	40,730	21.8	64,408	15.8	71,298	17.8
Marine and Energy	33,013	13.8	26,821	14.4	57,224	14.0	59,611	14.9
Media and Entertainment	23,013	9.7	17,454	9.4	43,861	10.8	47,921	12.0
Professional Services	33,896	14.2	31,891	17.1	68,337	16.8	61,589	15.4
Real Estate	40,765	17.1	47,273	25.3	60,677	14.9	80,488	20.1
Sports	5,026	2.1	4,688	2.5	10,683	2.6	14,253	3.6
Transportation	20,888	8.8	(12,340)	(6.6)	34,678	8.5	9,127	2.3
Customer segment subtotal	237,353	99.5	184,221	98.8	405,331	99.4	396,505	99.1
Other	1,169	0.5	2,173	1.2	2,582	0.6	3,673	0.9
Specialty Insurance total	$238,522	100.0%	$186,394	100.0%	$407,913	100.0%	$400,178	100.0%

The following table provides a summary of the Company’s gross written premiums by line of business within our Specialty Insurance segment:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021		2020		2021		2020
Line of Business
Commercial Auto	$58,271	24.4%	$20,649	11.1%	$94,391	23.1%	$60,980	15.2%
General Liability	107,612	45.1	81,876	43.9	178,505	43.8	160,409	40.1
Workers’ Compensation	12,007	5.0	20,420	10.9	23,852	5.9	49,241	12.3
Commercial Multiple Peril	13,915	5.9	10,928	5.9	28,167	6.9	27,293	6.8
All Other Lines	46,717	19.6	52,521	28.2	82,998	20.3	102,255	25.6
Specialty Insurance total	$238,522	100.0%	$186,394	100.0%	$407,913	100.0%	$400,178	100.0%

12. Earnings per Share

The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Three Months Ended June 30, 2021	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$18,062	43,955	$0.41	$(1,544)	43,955	$(0.03)
Effect of dilutive securities:
Stock compensation plans		868			868
Diluted EPS	$18,062	44,823	$0.40	$(1,544)	44,823	$(0.03)

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Three Months Ended June 30, 2020	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$17,283	43,810	$0.39	$279	43,810	$0.01
Effect of dilutive securities:
Stock compensation plans		17			17
Diluted EPS	$17,283	43,827	$0.39	$279	43,827	$0.01

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Loss	Shares	Per Share
Six Months Ended June 30, 2021	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss) available to common stockholders	$55,609	43,946	$1.27	$(3,882)	43,946	$(0.09)
Effect of dilutive securities:
Stock compensation plans		807			807
Diluted EPS	$55,609	44,753	$1.24	$(3,882)	44,753	$(0.08)

	Continuing Operations			Discontinued Operations
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Six Months Ended June 30, 2020	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$24,094	43,866	$0.55	$536	43,866	$0.01
Effect of dilutive securities:
Stock compensation plans		190			190
Diluted EPS	$24,094	44,056	$0.55	$536	44,056	$0.01

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

The following table summarizes the stock-based compensation transactions for the 2019 Plan for the six months ended June 30, 2021:

	Number of	Weighted Average Grant Date
	Shares	Fair Value Per Share

Unvested at December 31, 2020	1,705,441	$13.46
Granted	15,634	$12.55
Vested	(76,213)	$12.97
Forfeited	(31,488)	$12.60
Unvested at June 30, 2021	1,613,374	$13.49

As of June 30, 2021, The Company had approximately $7.8 million of total unrecognized stock-based compensation expense expected to be recognized over a weighted-average period of 1.2 years.

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

Credit Agreement

On June 12, 2020 (the “Effective Date”), the Company entered into the Credit Agreement with third-party lenders and an administrative agent. The Credit Agreement, which matures on June 11, 2023 (the “Maturity Date”), provides for (i) a delayed draw term loan facility in the aggregate principal amount of up to $165.0 million (the “Term Loan Facility”), and (ii) an uncommitted revolving credit facility of up to $35.0 million (the “Revolving Credit Facility”), for which commitments had not been obtained as of the closing date.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

Interest on borrowings under the Term Loan Facility and the Revolving Credit Facility are calculated at each drawdown date based on variable rates described in the Credit Agreement.

Debt issuance costs of $4.6 million related to the Credit Agreement were incurred and are amortized over the life of the loan.

There were no borrowings under the Credit Agreement as of June 30, 2020. There were borrowings of $165.0 million under the Credit Agreement as of June 30, 2021.

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

There were no borrowings under the Agreement as of June 30, 2020. There were borrowings of $42.0 million under the Agreement as of June 30, 2021.

Secured Loan Payable

In June 2020, the Company entered into a $24.9 million lease transaction that for accounting purposes is treated as a loan secured by a portion of the Company’s fixed assets and capitalized software, payable at 4.83% interest with a maturity date of July 1, 2025 and providing for monthly interest and principal payments.

15. Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under non-cancelable lease agreements that expire at various dates through 2025, which are generally renewed or replaced by similar leases. The lease agreements do not contain any material restrictive covenants, do not contain any conditions of residual value guarantees and are substantially all considered to be operating leases. The Company’s leases relate to office facilities in New Jersey, California, Florida and the U.K. The weighted average lease term was 2.3 years and the weighted average discount rate was 2.1%.

ProSight Global, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

The Company recorded rent expense $0.7 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded rent expense $1.4 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively. The following table presents the Company’s lease liabilities and right-of-use assets related to operating leases as of June 30, 2021:

($ in thousands)	June 30, 2021
One year or less	$1,678
More than one year to two years	—
More than two years to three years	—
More than three years to four years	—
More than four years to five years	—
More than five years	—
Total undiscounted future minimum lease payments	1,678
Less: difference between lease payments and discounted lease liabilities	13
Lease liabilities	$1,665

Right-of-use assets	$1,461
Prepaid lease assets, net of lease allowances and incentives	204
Total	$1,665

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include:

●	the outcome of any potential legal proceedings that may be instituted against us;
●	the performance of and our relationship with third-party agents and vendors we rely upon to distribute certain business on our behalf;
●	the adequacy of our loss reserves, including as a result of changes in the legal, regulatory, and economic environments in which the Company operates or the impacts of COVID-19;

●	the direct and indirect impacts of COVID-19 and related risks such as governmental responses and economic contraction, including on the Company’s investments and business operations, its distribution or other key partners and its customers;
●	the effects of uncertain emerging claim and coverage issues on the Company’s business, and court decisions or legislative or regulatory changes that take place after the Company issues its policies, including those taken in response to COVID-19 (such as effectively expanding workers’ compensation coverage by instituting presumptions of compensability of claims for certain types of workers or requiring insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage);
●	the effectiveness of our risk management policies and procedures;
●	potential technology breaches or failure of our or our business partners’ systems;
●	adverse changes in the economy which could lower the demand for our insurance products;
●	our ability to effectively start up or integrate new product opportunities;
●	cyclical changes in the insurance industry;
●	the effects of natural and man-made catastrophic events;
●	our ability to adequately assess risks and estimate losses;
●	the availability and affordability of reinsurance;
●	changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions;
●	changes in the business, financial condition or results of operations of the entities in which we invest;
●	our ability to protect intellectual property rights; and
●	the impact of government regulation, including the impact of restrictions on our business activities under the Bank Holding Company (“BHC”) Act.

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

Merger Agreement and Merger

On January 15, 2021, we announced that we had entered into an agreement and plan of merger (the “Merger Agreement”) with Pedal Parent Inc., a Delaware corporation (“Parent”), owned by affiliates of TowerBrook Capital Partners L.P. and Further Global Capital Management, and Pedal Merger Sub, Inc.

Effective August 4, 2021, we completed the merger with Pedal Merger Sub, Inc. pursuant to the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent.  Pursuant to the Merger Agreement, at the time the Merger became effective (the “Effective Time”), each outstanding share of the Company common stock, par value $0.01 per share (“Shares”), other than Shares owned by the Company or any of its subsidiaries, Parent or Merger Sub, and Shares that were owned by stockholders who have perfected and not withdrawn a demand for appraisal rights, converted into the right to receive $12.85 in cash, without interest (the “Per Share Consideration”).

In addition, subject to the terms and conditions of the Merger Agreement, at the Effective Time, (1) each vested and unvested time-vesting restricted stock unit award (each, a “Company RSU Award”) that was outstanding immediately prior to the Effective Time was cancelled in exchange for an amount in cash equal to the product of (A) the total number of Shares subject to such award multiplied by (B) the Per Share Consideration; (2) each vested and unvested performance-based restricted stock unit award (each, a “Company PSU Award”) that was outstanding immediately prior to the Effective Time was cancelled in exchange for the right to receive an amount in cash equal to the product of (A) the number of Shares subject to such award that became vested based on the higher of target performance and actual performance through the Effective Time, multiplied by (B) the Per Share Consideration; (3) each vested and unvested award of Shares subject to time-based vesting conditions (each, a “Company Restricted Stock Award”) that was outstanding immediately prior to the Effective Time was cancelled in exchange for the right to receive an amount in cash equal to the product of (A) the total number of shares subject to such award multiplied by (B) the Per Share Consideration; and (4) each vested and unvested award of Shares subject to performance-based vesting conditions (each, a “Company Performance Share Award”) that was outstanding immediately prior to the Effective Time was cancelled in exchange for the right to receive an amount in cash equal to the product of (A) the number of shares subject to such award that became vested based on the higher of target performance and actual performance through the Effective Time multiplied by (B) the Per Share Consideration.

Delisting

In connection with the consummation of the Merger, the Company notified the New York Stock Exchange (“NYSE”) of the completion of the Merger and requested that trading in the Company common stock be suspended on NYSE prior to the opening of trading August 4, 2021. On August 4, 2021, NYSE filed a notification of removal from listing and/or registration on Form 25 with the SEC with respect to the Company common stock to report the delisting of the Common Shares from NYSE, and to deregister the Company common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Legacy Transfer Transaction

In connection with the Merger, the Company executed an adverse development cover and loss portfolio transfer transaction with Cavello Bay Reinsurance Limited (“Cavello Bay”).

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

Factors Affecting Our Results of Operations

The WAQS

In connection with the divestment of our U.K. business, New York Marine as reinsured entered into the whole account quota share reinsurance agreements (the “WAQS”) with third party reinsurers to maintain reasonable underwriting leverage within New York Marine and its subsidiary insurance companies during a transition period following the U.K. divestment. The effective date of the WAQS was April 1, 2017. During 2018 and following the transition of the U.S. business back to New York Marine, the WAQS were terminated. Previously ceded written and unearned premium, net of the ceding commission, was reversed. There were no ceded loss reserves under the WAQS as of June 30, 2021 and for the years ended June 30, 2021 and June 30, 2020 there was no impact of WAQS on underwriting results or ratios.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table summarizes the results of continuing operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30		Change
($ in thousands)	2021	2020	$	Percent
GWP	$238,522	$186,394	$52,128	28.0%
Ceded written premiums	(26,811)	(29,771)	2,960	(9.9)
Net written premiums	$211,711	$156,623	$55,088	35.2%

Net earned premiums	$178,897	$181,629	$(2,732)	(1.5)%
Net losses and LAE incurred:	114,400	112,473	1,927	1.7
Underwriting, acquisition and insurance expenses	68,153	68,448	(295)	(0.4)
Underwriting (loss) income (1)	(3,656)	708	(4,364)	(616.4)
Interest and other expenses, net	3,960	4,356	(396)	(9.1)
Net investment income	14,581	23,791	(9,210)	(38.7)
Realized investment gains, net	15,784	1,891	13,893	734.7
Income before taxes	22,749	22,034	715	3.2
Income tax expense	4,687	4,751	(64)	(1.3)
Net income from continuing operations	$18,062	$17,283	$779	4.5%
Adjusted operating income (1)	$6,591	$16,890	$(10,299)	(61.0)%

Adjusted operating return on equity (1)	4.3%	12.6%
Return on equity	11.8%	12.9%

Loss and LAE ratio:	63.9%	61.9%
Loss and LAE ratio – excluding catastrophe (2)	63.9%	59.9%
Loss and LAE ratio – catastrophe losses	-%	2.0%
Expense ratio	38.1%	37.7%
Combined ratio	102.0%	99.6%

(1)	Underwriting (loss) income, adjusted operating income and adjusted operating return on equity are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures” for reconciliations of net income in accordance with GAAP to underwriting (loss) income and adjusted operating income.
(2)	Loss and LAE ratio – excluding catastrophe is adjusted to exclude the impact of reinsurance reinstatement premiums related to catastrophe losses incurred during the period from net earned premium.

Net Income from Continuing Operations

Net income was $18.1 million for the three months ended June 30, 2021 compared to $17.3 million for the three months ended June 30, 2020, an increase of $0.8 million, or 4.5%. The increase in net income primarily resulted from an increase in realized gains largely driven by the sale of fixed maturity securities to generate cash required to fund the ceding of loss reserves associated with the proposed reinsurance transaction with Cavello Bay.

Premiums

GWP were $238.5 million for the three months ended June 30, 2021 compared to 186.4 million for the three months ended June 30, 2020, an increase of $52.1 million, or 28.0%.

The following table presents the GWP by customer segment for the three months ended June 30, 2021 and 2020:

($ in millions)	Three Months Ended June 30
Customer Segment	2021	2020	% Change
Construction	$39.0	$27.7	40.8%
Consumer Services	41.8	40.7	2.7
Marine and Energy	33.0	26.8	23.1
Media and Entertainment	23.0	17.4	32.2
Professional Services	33.9	31.9	6.3
Real Estate	40.7	47.3	(14.0)
Sports	5.0	4.7	6.4
Transportation	20.9	(12.3)	269.9
Customer segments subtotal	237.3	184.2	28.8
Other	1.2	2.2	(45.5)
Total	$238.5	$186.4	28.0%

GWP from customer segments (excluding GWP within “Other”) for the three months ended June 30, 2021 grew by 28.8% primarily due to the rebound from the COVID-19 pandemic in the Transportation and Media & Entertainment customer segments, as well as strong growth in the Construction customer segment, partially offset by contraction in the Real Estate customer segment due to the strategic exit of certain niches.

The changes in GWP were most notable in the following customer segments:

●	Transportation GWP increased by 269.9% to $20.9 million for the three months ended June 30, 2021, compared to ($12.3) million for the three months ended June 30, 2020. The premium growth was driven by the rebound from the economic downturn related to the COVID-19 pandemic across all niches.

●	Construction GWP increased 40.8% to 39.0 million for the three months ended June 30, 2021, compared to $27.7 million for the three months ended June 30, 2020. The premium growth was driven by strong organic growth across all niches within the segment.

●	Media and Entertainment GWP increased by 32.2% to $23.0 million for the three months ended June 30, 2021, compared to $17.4 million for the three months ended June 30, 2020. The premium growth was driven by the rebound from the economic downturn related to the COVID-19 pandemic.

●	Real Estate GWP decreased by 14.0% to $40.7 million for the three months ended June 30, 2021, compared to $47.3 million for the three months ended June 30, 2020. The premium contraction is primarily driven by the strategic exit of certain niches within the segment.

Net written premiums increased by $55.1 million, or 35.2%, to $211.7 million for the three months ended June 30, 2021 from $156.6 million for the three months ended June 30, 2020. The increase in net written premiums was primarily related to the growth in GWP due to the rebound from the COVID-19 pandemic.

Net earned premiums decreased by $2.7 million, or 1.5%, to $178.9 million for the three months ended June 30, 2021 from 181.6 million for the three months ended June 30, 2020. The decrease in net earned premiums was directly related to the contraction in net written premiums over the past twelve months.

Loss and LAE Ratio

Our loss and LAE ratio was 63.9% for the three months ended June 30, 2021 compared to 61.9% for the three months ended June 30, 2020. For the three months ended June 30, 2021 the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2020 and prior developed unfavorably by $5.4 million driven by $8.1 million unfavorable development in All Other lines, $3.2 million unfavorable development in Commercial Auto and $2.7 million unfavorable development in Commercial Multiple Peril offset by $5.1 million favorable development in

Workers’ Compensation and $3.6 million favorable development in General Liability. In addition, the Company incurred $1.4 million of losses and loss adjustment expenses related to premium adjustments earned during the three months ended June 30, 2021 attributable to prior accident years 2020 and 2019.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30
	2021		2020
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Loss and LAE:
Current accident year – excluding catastrophe (1)	$108,973	60.9%	$108,530	59.8%
Current accident year – catastrophe losses (2)	—	—	3,633	2.0
Effect of prior year development	5,427	3.0	310	0.1
Total	$114,400	63.9%	$112,473	61.9%

(1)	Earned premiums are adjusted to exclude the impact of reinsurance reinstatement premiums related to catastrophe losses incurred during the period.
(2)	Catastrophe losses are any one claim, or group of claims, equal or greater than $1.0 million related to a single PCS designated catastrophe event. PCS is Property Claim Services, a Verisk company. PCS has defined catastrophes in the United States, Puerto Rico, and the U.S. Virgin Islands as events that cause $25.0 million or more in direct insured losses to property and affect a significant number of policyholders and insurers.

Expense Ratio

Our expense ratio was 38.1% for the three months ended June 30, 2021 compared to 37.7% for the three months ended June 30, 2020. The increase in the expense ratio is driven primarily by an increase in the policy acquisition expense ratio of 1.3% due to a shift in the mix of business and changing reinsurance structure.

The following table summarizes the components of the expense ratio for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30
	2021		2020
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$43,696	24.4%	$42,033	23.1%
Underwriting and insurance expenses	24,457	13.7	26,415	14.6
Total underwriting, acquisition and insurance expenses	$68,153	38.1%	$68,448	37.7%

Underwriting (Loss) Income

Underwriting loss was $3.7 million for the three months ended June 30, 2021 compared to an underwriting income of $0.7 million for the three months ended June 30, 2020, a decrease of $4.4 million. The decrease in underwriting income is primarily due to adverse prior period development and the increased policy acquisition expense ratio.

Combined Ratio

Our combined ratio was 102.0% for the three months ended June 30, 2021 compared to 99.6% for the three months ended June 30, 2020.

Investing Results

Our net investment income decreased by 38.7% to $14.6 million for the three months ended June 30, 2021 from $23.8 million for the three months ended June 30, 2020. The decrease in net investment income is primarily due to the reduction of income generated by our limited partnerships. Net investment yield was 2.4% for the three months ended June 30, 2021 and 4.3% for the three months ended June 30, 2020. Realized investment gains, net increased by $12.2 million to $15.7 million for the three months ended June 30, 2021 compared to $3.5 million for the three months ended June 30, 2020, respectively. The increase is largely driven by the sale of fixed maturity securities to generate cash required to fund the ceding of loss reserves associated with the proposed reinsurance transaction with Cavello Bay.

The following table summarizes the components of net investment income and net investment gains for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30
($ in thousands)	2021	2020	$ Change
Fixed maturity securities	$11,826	$15,849	$(4,023)
Other investments	4,001	8,592	(4,591)
Gross investment income	15,827	24,441	(8,614)
Investment expenses	(1,246)	(650)	(596)
Net investment income	14,581	23,791	(9,210)
Realized investment gains, net	15,784	1,891	13,893
Total	$30,365	$25,682	$4,683
Average invested assets	$2,437,914	$2,234,396	$203,518

Interest and Other Expenses, Net

Our interest and other expenses decreased by $0.4 million to $4.0 million for the three months ended June 30, 2021 compared to $4.4 million for the three months ended June 30, 2020. The decrease is primarily driven by the refinancing of our long term debt at a lower effective interest rate.

Income Tax Expense

Our effective tax rate for the three months ended June 30, 2021 and 2020 were 20.6% and 21.6%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to the tax effect of share-based compensation.

Our income tax expense was $4.7 million and $4.8 million for the three months ended June 30, 2021 and 2020, respectively. The decrease is due to the lower effective tax rate as a result of share-based compensation.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.

Adjusted Operating Income

Adjusted operating income was $6.6 million for the three months ended June 30, 2021, a decrease of $10.3 million, or 61.0% from the adjusted operating income of $16.9 million for the three months ended June 30, 2020, primarily due to the decrease in net investment income and underwriting income.

Adjusted Operating Return on Equity

Our adjusted operating return on equity was 4.3% for the three months ended June 30, 2021, a decrease of 8.3 percentage points from 12.6% for the three months ended June 30, 2020 primarily due to the decrease in adjusted operating income combined with an increase in average book value.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table summarizes the results of continuing operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30		Change
($ in thousands)	2021	2020	$	Percent
GWP	$407,913	$400,178	$7,735	1.9%
Ceded written premiums	(44,281)	(53,372)	9,091	(17.0)
Net written premiums	$363,632	$346,806	$16,826	4.9%

Net earned premiums	$351,868	$387,291	$(35,423)	(9.1)%
Net losses and LAE incurred:	219,923	240,030	(20,107)	(8.4)
Underwriting, acquisition and insurance expenses	133,511	142,071	(8,560)	(6.0)
Underwriting (loss) income (1)	(1,566)	5,190	(6,756)	(130.2)
Interest and other expenses, net	7,863	9,086	(1,223)	(13.5)
Net investment income	31,260	32,606	(1,346)	(4.1)
Realized investment gains, net	48,892	2,123	46,769	2,203.0
Income before taxes	70,723	30,833	39,890	129.4
Income tax expense	15,114	6,739	8,375	124.3
Net income from continuing operations	$55,609	$24,094	$31,515	130.8%
Adjusted operating income (1)	$19,253	$24,879	$(5,626)	(22.6)%

Adjusted operating return on equity (1)	6.2%	8.8%
Return on equity	17.9%	8.5%

Loss and LAE ratio:	62.5%	62.0%
Loss and LAE ratio – excluding catastrophe (2)	62.5%	61.1%
Loss and LAE ratio – catastrophe losses	-%	0.9%
Expense ratio	37.9%	36.7%
Combined ratio	100.4%	98.7%

(1)	Underwriting (loss) income, adjusted operating income and adjusted operating return on equity are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures” for reconciliations of net income in accordance with GAAP to underwriting (loss) income and adjusted operating income.
(2)	Loss and LAE ratio – excluding catastrophe is adjusted to exclude the impact of reinsurance reinstatement premiums related to catastrophe losses incurred during the period from net earned premium.

Net Income from Continuing Operations

Net income was $55.6 million for the six months ended June 30, 2021 compared to $24.1 million for the six months ended June 30, 2020, an increase of $31.5 million, or 130.8%. The increase in net income primarily resulted from an increase in realized gains largely driven by the sale of fixed maturity securities to generate cash required to fund the ceding of loss reserves associated with the proposed reinsurance transaction with Cavello Bay.

Premiums

GWP were $407.9 million for the six months ended June 30, 2021 compared to $400.2 million for the six months ended June 30, 2020, an increase of $7.7 million, or 1.9%.

The following table presents the GWP by customer segment for the six months ended June 30, 2021 and 2020:

($ in millions)	Six Months Ended June 30
Customer Segment	2021	2020	% Change
Construction	$65.5	$52.2	25.5%
Consumer Services	64.4	71.3	(9.7)
Marine and Energy	57.2	59.6	(4.0)
Media and Entertainment	43.9	47.9	(8.4)
Professional Services	68.3	61.6	10.9
Real Estate	60.6	80.5	(24.7)
Sports	10.7	14.3	(25.2)
Transportation	34.7	9.1	281.3
Customer segments subtotal	405.3	396.5	2.2
Other	2.6	3.7	(29.7)
Total	$407.9	$400.2	1.9%

GWP from customer segments (excluding GWP within “Other”) for the six months ended June 30, 2021 grew by 2.2% primarily due to the rebound from the COVID-19 pandemic in the Transportation customer segment, as well as strong organic growth in the Construction and Professional services customer segment, partially offset by contraction in the Real Estate customer segment due to the strategic exit of certain niches.

The changes in GWP were most notable in the following customer segments:

●	Transportation GWP increased by 281.3% to $34.7 million for the six months ended June 30, 2021, compared to $9.1 million for the six months ended June 30, 2020. The premium growth was driven by the rebound from the economic downturn related to the COVID-19 pandemic across all niches.

●	Construction GWP increased by 25.5% to $65.5 million for the six months ended June 30, 2021, compared to $52.2 million for the six months ended June 30, 2020. The premium growth was driven by strong organic growth across all niches within the segment.

●	Professional Services GWP increased by 10.7% to $68.3 million for the six months ended June 30, 2021, compared to $61.6 million for the six months ended June 30, 2020. Premium growth was driven by strong organic growth across all niches within the segment.

●	Real Estate GWP decreased by 24.7% to $60.6 million for the six months ended June 30, 2021, compared to $80.5 million for the six months ended June 30, 2020. The premium contraction is primarily driven by the strategic exit of certain niches within the segment.

Net written premiums increased by $16.8 million, or 4.9%, to $363.6 million for the six months ended June 30, 2021 from $346.8 million for the six months ended June 30, 2020. The increase in net written premiums was primarily related to the growth in GWP due to the rebound from the COVID-19 pandemic as well as a change in reinsurance structure.

Net earned premiums decreased by $35.4 million, or 9.1%, to $351.9 million for the six months ended June 30, 2021 from $387.3 million for the six months ended June 30, 2020. The decrease in net earned premiums was directly related to the contraction in net written premiums over the past twelve months.

Loss and LAE Ratio

Our loss and LAE ratio was 62.5% for the six months ended June 30, 2021 compared to 62.0% for the six months ended June 30, 2020. For the six months ended June 30, 2021 the Company’s reserve for unpaid losses and loss adjustment expenses for accident years 2020 and prior developed unfavorably by $5.7 million driven by $7.5 million unfavorable development in All Other lines, $4.7 million unfavorable development in Commercial Multiple Peril and $2.9 million unfavorable development in Commercial Auto offset by $6.2 million favorable development in Workers’ Compensation, $3.2 million favorable development in General Liability. In addition, the Company incurred $3.9 million of losses and loss adjustment expenses related to premium adjustments earned during the six months ended June 30, 2021 attributable to prior accident years 2020 and 2019.

The following tables summarize the effect of the factors indicated above on the loss and LAE ratios and adjusted loss and LAE ratios for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30
	2021		2020
		% of Earned		% of Earned
($ in thousands)	Losses and LAE	Premiums	Losses and LAE	Premiums
Loss and LAE:
Current accident year – excluding catastrophe (1)	$214,233	60.9%	$235,889	60.9%
Current accident year – catastrophe losses (2)	—	—	3,633	0.9
Effect of prior year development	5,690	1.6	508	0.2
Total	$219,923	62.5%	$240,030	62.0%

(1)	Earned premiums are adjusted to exclude the impact of reinsurance reinstatement premiums related to catastrophe losses incurred during the period.
(2)	Catastrophe losses are any one claim, or group of claims, equal or greater than $1.0 million related to a single PCS designated catastrophe event. PCS is Property Claim Services, a Verisk company. PCS has defined catastrophes in the United States, Puerto Rico, and the U.S. Virgin Islands as events that cause $25.0 million or more in direct insured losses to property and affect a significant number of policyholders and insurers.

Expense Ratio

Our expense ratio was 37.9% for the six months ended June 30, 2021 compared to 36.7% for the six months ended June 30, 2020. The increase in the expense ratio is driven primarily by an increase in the policy acquisition expense ratio of 1.5% due to a shift in the mix of business and changing reinsurance structure.

The following table summarizes the components of the expense ratio for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30
	2021		2020
		% of Earned		% of Earned
($ in thousands)	Expenses	Premiums	Expenses	Premiums
Underwriting, acquisition and insurance expenses:
Policy acquisition expenses, net of ceded reinsurance	$86,055	24.5%	$89,019	23.0%
Underwriting and insurance expenses	47,456	13.5	53,052	13.7
Underwriting, acquisition and insurance expenses	$133,511	37.9	$142,071	36.7

Underwriting (Loss) Income

Underwriting loss was $1.6 million for the six months ended June 30, 2021 compared to an underwriting income of $5.2 million for the six months ended June 30, 2020, a decrease of $6.8 million. The decrease in underwriting income is primarily due to adverse prior period development and the increased policy acquisition expense ratio.

Combined Ratio

Our combined ratio was 100.4% for the six months ended June 30, 2021 compared to 98.7% for the six months ended June 30, 2020.

Investing Results

Our net investment income decreased by 4.1% to $31.3 million for the six months ended June 30, 2021 from $32.6 million for the six months ended June 30, 2020. Net investment yield was 2.6% for the six months ended June 30, 2021 and 3.0% for the six months ended June 30, 2020. Realized investment gains, net increased by $44.3 million to $48.4 million for the six months ended June 30, 2021 compared to $4.1 million for the six months ended June 30, 2020, respectively. The increase is largely driven by the sale of fixed maturity securities to generate cash required to fund the ceding of loss reserves associated with the proposed reinsurance transaction with Cavello Bay.

The following table summarizes the components of net investment income and net investment gains for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30
($ in thousands)	2021	2020	$ Change
Fixed maturity securities	$25,585	$32,131	$(6,546)
Other investments	7,686	1,800	5,886
Gross investment income	33,271	33,931	(660)
Investment expenses	(2,011)	(1,325)	(686)
Net investment income	31,260	32,606	(1,346)
Realized investment gains, net	48,892	2,123	46,769
Total	$80,152	$34,729	$45,423
Average invested assets	$2,392,782	$2,210,278	$182,504

Interest and Other Expenses, Net

Our interest and other expenses decreased by $1.2 million to $7.9 million for the six months ended June 30, 2021 compared to $9.1 million for the six months ended June 30, 2020. The decrease is primarily driven by the refinancing of our long term debt at a lower effective interest rate.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2021 and 2020 were 21.4% and 21.9%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the tax effect of share-based compensation.

Our income tax expense was $15.1 million and $6.7 million for the six months ended June 30, 2021 and 2020, respectively. The increase is due to the increase in income before income taxes compared to the same period in 2020.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.

Adjusted Operating Income

Adjusted operating income was $19.3 million for the six months ended June 30, 2021, a decrease of $5.6 million, or 22.6% from the adjusted operating income of $24.9 million for the six months ended June 30, 2020, primarily due to the decrease in underwriting income.

Adjusted Operating Return on Equity

Our adjusted operating return on equity was 8.1% for the six months ended June 30, 2021, an increase of 1.9% percentage points from 6.2% for the six months ended June 30, 2020 primarily due to the decrease in adjusted operating income combined with an increase in average book value.

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

In June 2020, we entered into a credit agreement (the “Credit Agreement”) with certain lenders and Truist Bank, N.A., as administrative agent (“Truist”), providing for a $165.0 million delayed draw term loan facility (the “Term Loan Facility”). In November 2020, the Company used the Term Loan Facility proceeds to repay $165.0 million in complete satisfaction of the outstanding debt under the Notes. (see “— Credit Agreement”).

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

Our cash flows for the six months ended June 30, 2021 and 2020 were:

	Six Months Ended June 30
	2021	2020

($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$68,233	$93,947
Investing activities	593,207	(82,778)
Financing activities	(2,500)	22,685
Net change in cash and cash equivalents	$658,940	$33,854

The increase in cash used in investing activities for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was largely driven by the sale of fixed maturity securities to generate cash required to fund the ceding of loss reserves associated with the reinsurance transaction with Cavello Bay.

Credit Agreement

On June 12, 2020 (the “Effective Date”), we entered into the Credit Agreement with certain lenders and Truist Bank, N.A., as administrative agent, providing for a $165.0 million delayed draw term loan facility (the “Term Loan Facility”). Borrowings under the Term Loan Facility were used to refinance the Notes at maturity. As of June 30, 2021, borrowings under the Term Loan Facility bore interest at 3.75%, however, in connection with the completion of the Merger, on August 4, 2021, all outstanding obligations in respect of principal, interest and fees under the Term Loan Facility were repaid and all commitments under the Term Loan Facility were terminated.

Revolving Credit Facility

On June 30, 2020, we entered into an incremental facility agreement and amendment (the “Incremental Agreement”) with certain lenders and Truist as administrative agent.

As of June 30, 2021, there was $42.0 million outstanding principal under this facility that bore interest at 3.75%.  In connection with the completion of the Merger, however, on August 4, 2021, all outstanding obligations in respect of principal, interest and fees under this facility were repaid and all commitments under this facility were terminated.

Master Lease Agreement

On June 26, 2020, we sold certain assets, in exchange for approximately $24.9 million of proceeds and agreed to lease such assets back from Citizens Bank (“Citizens”) in exchange for monthly payments bearing interest at 4.83%.  The lease expires on July 1, 2025, on which date we will repurchase the assets from Citizens for one dollar.  This transaction is treated as a secured loan payable under U.S. GAAP.

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

The following is a summary of our significant in-force excess of loss reinsurance programs as of June 30, 2021:

Line of Business Covered	Reinsurance Coverage
Property - per risk	$37.0 million excess of $3.0 million
Property - catastrophe	$195.0 million excess of $5.0 million
Casualty

Supported Umbrella: $6.0 million excess of $4.0 million
Unsupported Umbrella: $5.0 million excess of $5.0 million
Professional Liability and Credit Union Fidelity Bonds: $5.0 million excess of $5.0 million

Primary Workers' Compensation	$37.0 million excess of $3.0 million
Marine	$42.5 million excess of $2.5 million
Custom Bonds	$35.0 million excess of $5.0 million

(1)	Our excess of loss reinsurance reduces the financial impact of a loss occurrence. Our excess of loss reinsurance includes reinstatement provisions, inuring relationships, and other clauses that may impact the amount recovered on a loss occurrence.

At each annual renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties.

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. The allowance related to credit default with respect to our reinsurance assets as of June 30, 2021 and December 31, 2020 was $0.7 million and $0.7 million respectively. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers.

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

Financial Condition

Stockholders’ Equity

At June 30, 2021, total stockholders’ equity was $621.0 million and tangible stockholders’ equity was $603.8 million, compared to total stockholders’ equity of $624.0 million and tangible stockholders’ equity of $606.7 million at December 31, 2020. The decrease in both total and tangible stockholders’ equity was primarily due a reduction in net unrealized gains on available-for-sale fixed maturity securities, net of tax of $58.0 million, offset by net income from continuing operations of $51.7 million.

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

Stockholders’ equity at June 30, 2021 and December 31, 2020 reconciles to tangible stockholders’ equity as follows:

	June 30, 2021	December 31, 2020

($ in thousands)
Stockholders’ equity	$620,985	$623,968
Less: goodwill and net intangible assets	17,233	17,248
Tangible stockholders’ equity	$603,752	$606,720
Book value per share	$14.24	$14.37
Tangible book value per share	$13.84	$13.97

Investment Portfolio

Our cash and invested assets consist of debt securities, cash and cash equivalents, short-term investments, commercial levered loans and alternative investments.

At June 30, 2021, the majority of the portfolio, or $1.7 billion, was comprised of securities that are classified as available-for sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investments were $408.2 million of alternative investments carried at fair value. Our securities, including cash equivalents, had a weighted average duration of 3.4 years and an average rating of “A+” at June 30, 2021.

At June 30, 2021 and December 31, 2020, the cost and fair value on cash and invested assets were as follows:

	June 30, 2021			December 31, 2020
	Amortized	Estimated	% of Total	Amortized	Estimated	% of Total
	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value

($ in thousands)
Fixed and floating rate securities	$1,340,034	$1,375,521	55.3%	$1,905,891	$2,008,210	82.3%
Alternate available-for-sale	311,763	311,049	12.5	253,852	257,847	10.6
Total fixed maturity securities	1,651,797	1,686,570	67.8	2,159,743	2,266,057	92.9
Other investments:
Commercial levered loans	5,299	5,269	0.2	12,308	12,180	0.5
Bond exchange-traded funds	—	—	—	44,679	44,882	1.8
Non-redeemable preferred stock securities	1,400	1,400	0.1	6,541	7,049	0.3
Limited partnerships and limited liability companies	97,150	97,150	3.9	90,468	90,468	3.7
Short-term investments	18,833	18,833	0.8	154	154	—
Total other investments	122,682	122,652	4.9	154,150	154,733	6.3
Total investments	1,774,479	1,809,222	72.8	2,313,893	2,420,790	99.2
Cash, cash equivalents, and restricted cash	676,876	676,876	27.2	19,603	19,603	0.8
Total	$2,451,355	$2,486,098	100.0%	$2,333,496	$2,440,393	100.0%

The table below presents the credit quality of total fixed maturity securities at June 30, 2021 and December 31, 2020, as rated by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) or Equivalent Designation:

	June 30, 2021		December 31, 2020
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
($ in thousands)
AAA	$146,833	8.7%	$192,038	8.5%
AA	418,602	24.8	543,875	24.0
A	556,104	33.0	679,409	30.0
BBB	449,603	26.7	662,816	29.2
Below BBB/Not rated	115,428	6.8	187,919	8.3
Total	$1,686,570	100.0%	$2,266,057	100.0%

The table below presents the credit quality of total fixed maturity securities at June 30, 2021 and December 31, 2020, either rated below BBB or not rated by Standard & Poor’s and their National Association of Insurance Commissioners (“NAIC”) designation:

	June 30, 2021
	NAIC Designation (Estimated Fair Value)
Standard & Poor’s or Equivalent Designation	1	2	3	4	5	6	Total
($ in thousands)
BB	$1,834	$8,558	$34,183	$92	$-	$-	$44,667
B	3,512	537	943	6,652	-	-	11,644
CCC	14,269	171	282	231	2,350	-	17,303
CC or lower	20,453	-	-	-	-	21,361	41,814
Total	$40,068	$9,266	$35,408	$6,975	$2,350	$21,361	$115,428

	December 31, 2020
	NAIC Designation (Estimated Fair Value)
Standard & Poor’s or Equivalent Designation	1	2	3	4	5	6	Total
($ in thousands)
BB	$4,402	$31,031	$52,667	$874	$482	$-	$89,456
B	5,081	510	3,779	6,574	-	-	15,944
CCC	32,089	-	681	237	2,408	-	35,415
CC or lower	24,138	-	-	187	-	22,779	47,104
Total	$65,710	$31,541	$57,127	$7,872	$2,890	$22,779	$187,919

The amortized cost and fair value of our fixed maturity securities by contractual maturity are shown below as of June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

($ in thousands)
Due in one year or less	$112,908	$114,423	6.8%	$103,243	$104,316	4.6%
Due after one year through five years	506,126	517,934	30.7	628,897	657,996	29.1
Due after five years through ten years	389,723	400,097	23.7	522,749	561,775	24.8
Due after ten years	207,925	213,753	12.7	311,799	332,195	14.7
Government agency securities	19,935	19,912	1.2	30,446	31,007	1.4
Asset-backed securities	64,590	64,895	3.8	54,989	55,258	2.4
Collateralized loan obligations	90,942	90,575	5.4	140,615	139,126	6.1
Commercial mortgage-backed securities	53,219	54,572	3.2	111,313	117,960	5.2
Residential mortgage-backed securities – non-agency	89,432	93,717	5.6	109,110	116,136	5.1
Residential mortgage-backed securities – agency	116,997	116,692	6.9	146,582	150,288	6.6
Total fixed maturities	$1,651,797	$1,686,570	100.0%	$2,159,743	$2,266,057	100.0%

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

The fair value of our restricted assets was $485.0 million at June 30, 2021.  This includes $76.0 million of funds in trust for the mutual benefit of our insurance companies due to participation in our intercompany pooling agreement.  Restricted investments decreased 1.0%, or $4.8 million, when compared to December 31, 2020 primarily due to decreases in interest rates that led to market appreciation for fixed maturity securities during the quarter.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2021.

As part of the 2017 sale transaction to divest our U.K. business, we entered into Aggregate Stop-Loss and 100% Quota Share reinsurance agreements as reinsurer, with Lloyd’s Syndicate 1110 as our reinsured and committed to fund Lloyd’s Syndicate 1110’s “Funds At Lloyd’s” requirements until June 30, 2020. The facility has a principal amount of £17.7 million and contains certain covenants that require us, among other items, to maintain a minimum net worth, to remain within maximum leverage ratios, meet a minimum risk based capital ratio and maintain specified liquidity levels. The requirement for us to provide the Funds At Lloyd’s were expected to terminate by June 30, 2020. However, the buyer disputed its contractual obligation with respect to substituting our Funds At Lloyd’s at that time. In February 2021, a U.K. court granted summary judgment in our favor requiring the buyer to substitute our Funds At Lloyds. The buyer is in the process of substituting our Funds At Lloyd’s

Reconciliation of Non-GAAP Financial Measures

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

Net income from continuing operations for the three and six months ended June 30, 2021 and 2020 reconciles to underwriting (loss) income as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2021	2020	2021	2020
Net income from continuing operations	$18,062	$17,283	$55,609	$24,094
Income tax expense	4,687	4,751	15,114	6,739
Income from continuing operations before taxes	22,749	22,034	70,723	30,833
Net investment income	14,581	23,791	31,260	32,606
Realized investment gains, net	15,784	1,891	48,892	2,123
Interest and other expense, net	3,960	4,356	7,863	9,086
Underwriting (loss) income	$(3,656)	$708	$(1,566)	$5,190

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

Net income from continuing operations for the three and six months ended June 30, 2021 and 2020 reconciles to adjusted operating income as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2021	2020	2021	2020
Net income from continuing operations	$18,062	$17,283	$55,609	$24,094
Income tax expense	4,687	4,751	15,114	6,739
Income from continuing operations before taxes	22,749	22,034	70,723	30,833
Other expense	1,337	1,390	2,655	3,127
Realized investment gains, net	(15,784)	(1,891)	(48,892)	(2,123)
Adjusted operating income before taxes	8,302	21,533	24,486	31,837
Less: income tax expense on adjusted operating income	1,711	4,643	5,233	6,958
Adjusted operating income	$6,591	$16,890	$19,253	$24,879

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Amended and Restated Certificate of Incorporation of ProSight Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 4, 2021).
3.2	Amended and Restated Bylaws of ProSight Global, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 4, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	These certifications are furnished and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProSight Global, Inc.

Dated: August 9, 2021	By:	/s/ Lawrence Hannon
Lawrence Hannon
President

Dated: August 9, 2021	By:	/s/ Anthony S. Piszel
Anthony S. Piszel
Chief Financial Officer